Form 10-Q
period 1996-06-29
DYERSBURG CORP
filed 1996-08-13
CIK 884999

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 29, 1996

Commission File No.    1-11126

                        DYERSBURG CORPORATION
(Exact name of registrant as specified in its charter)

       TENNESSEE                                  62-1363247
(State or other jurisdiction of                (I.R.S employer
incorporation or organization                 identification no.)

1315 Phillips St., Dyersburg, Tennessee              38024
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (901) 285-2323

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                    Number of Shares Outstanding
                                       as of August 2, 1996
Common Stock, $.01 par value               13,229,508

INDEX TO FORM 10-Q


DYERSBURG CORPORATION



PART I--FINANCIAL INFORMATION

                                                        PAGE NUMBER

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)


           Consolidated Condensed Balance Sheets at
              June 29, 1996, September 30, 1995 and
              July 1, 1995.............................       3

           Consolidated Condensed Statements of Income
              for the Three Months Ended June 29, 1996
              and July 1, 1995; Nine Months Ended
              June 29, 1996 and July 1, 1995..........       4

           Consolidated Condensed Statements of Cash
              Flows for the Nine Months Ended
              June 29, 1996 and July 1,
              1995......................................     5

           Notes to Consolidated Condensed Financial
              Statements................................     6



ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................    7



PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K...............    10

SIGNATURES.............................................    11


CONSOLIDATED CONDENSED BALANCE SHEET

DYERSBURG CORPORATION

(in thousands)
                              June 29      September 30    July 1,
                                1996           1995         1995
                            (Unaudited)      (Note A)     (Unaudited)
ASSETS
Current assets:
  Cash                       $    805    $    974        $  654
  Accounts receivable net      47,778       36,920       41,337
  Inventories                  30,340       22,238       28,623
  Prepaid expenses and other    1,125        1,286          882

   Total current assets        80,048        61,418      71,496

  Intangibles                  60,048       61,620       62,191
  Property, plant and
     equipment, net            69,098       65,834       67,542

                             $209,194     $188,872     $201,229

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable     $ 10,669      $10,515     $  9,557
  Accrued expenses              6,553        5,676        6,595
  Income taxes                  1,906                       851

    Total current liabilities  19,128       16,191       17,003

  Deferred income taxes
             and other          8,824        8,777        9,157
  Long-term debt               93,339       77,646       89,890

Stockholders' Equity:
  Common stock                    137          142          142
  Additional paid-in capital   44,279       46,821        46,821
  Retained earnings            43,487       39,295        38,216

                               87,903       86,258        85,179

                             $209,194     $188,872      $201,229

See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

DYERSBURG CORPORATION

(in thousands except share data)

                         Three Months Ended       Nine Months Ended
                         June 29,    July 1,     June 29,    July 1,
                           1996       1995        1996        1995
Net sales                $  64,142   $  57,022    $136,574  $146,071

Cost and expenses:

  Cost of sales             49,504      44,640     108,290   117,088
  Selling, general and
    administrative           6,309       4,851      15,811    14,538
  Interest and amortization
    of debt costs            1,676       1,681       4,590     4,618

                            57,489      51,172     128,691   136,244

Income before income taxes   6,653       5,850       7,883     9,827

Income taxes                 2,772       2,785       3,278     4,488

Net income                $  3,881   $   3,065    $  4,605  $  5,339

Share data:
  Weighted average common
    and common equivalent
    shares outstanding   13,660,755  14,196,228  13,904,896 14,196,228

  Earnings per primary
    and fully diluted
    common share and
   common equivalent share:

    Net income            $   0.28    $   0.22   $    0.33  $    0.38

  Dividends per share     $   0.01    $   0.01   $    0.03  $    0.03

See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

DYERSBURG CORPORATION

(in thousands)
                                             Nine Months Ended
                                           June 29,      July 1,
                                             1996         1995
Cash Flows from Operating Activities
  Net Income                               $  4,605      $  5,339
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization           8,773         8,860
      Deferred income taxes                      47           324
      Accounts receivable                   -10,857         1,542
      Inventories                           - 8,102        -7,986
      Other-net                               3,185        -  862

       Net cash provided by
         operating activities                -2,349         7,217

Cash Flows from Investing Activities
  Capital expenditures                      -10,777        -9,334
  Other - net                                   225            23

    Net cash used in investing activities   -10,552        -9,311

Cash Flows from Financing Activities
  Retirement of debt                        -   151        -  147
  Net borrowing under revolving
    credit agreement                         15,843         2,761
  Dividends paid                            -   413        -  426
  Issuance of common stock                                     43
   Retirement of common stock               - 2,590
    Net cash provided by financing
      activities                              12,732        2,188

    Net decrease in cash                     -   169           94
  Cash at beginning of period                    974          560

 Cash at end of period                           805          654

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DYERSBURG CORPORATION

June 29, 1996


NOTE A--BASIS OF PRESENTATION

           The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation ("Dyersburg") and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial information as of September 30, 1995 has been derived from the audited financial statements of the Corporation, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.

The results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

NOTE B--INVENTORIES
        (In Thousands)

                               June 29,    September 30,    July 1,

                                1996           1995          1995


Raw Materials                 $ 7,482        $ 4,947       $ 6,749
Work in Process                 7,643          7,621         9,460
Finished Goods                 14,330          8,937        11,648
Supplies and other                885            733           766

                              $30,340         $22,238     $ 28,623

NOTE C--STOCK REPURCHASE

            On October 4, 1995, the Company approved a plan to repurchase up to 2,000,000 shares of Dyersburg Corporation common stock. The repurchase is expected to occur over a period of approximately 12-18 months and will be made at the discretion of the Company as warranted based upon market pricing. As of June 29, 1996, a total of 539,775 shares had been purchased under the repurchase plan at an aggregate cost of $2,589,500, or $4.80 per share, on average.

NOTE D--TAXES

            The Company's effective tax rate for the nine months ended June 29, 1996 was 41.6% as compared to 45.7% for the comparable 1995 fiscal period. The reduction in the effective rate is the result of certain state tax savings.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


Results of Operations

           Net sales for the quarter ended June 29, 1996 were $64.1 million versus $57.0 million for the quarter ended July 1, 1995. The 12.5% increase resulted from improvement in consumer demand for apparel products and from the effects of slightly improved product pricing in 1996. Net sales for the nine month period declined 6.5% from $146.1 million to $136.6 million, primarily due to weak consumer demand in the first six months of 1996 and increased sales in the fiscal 1995 period resulting from one-time off-season sales incentives. The decrease was partially offset by slightly improved pricing in the fiscal 1996 period.

           Gross margins for the quarter increased to 22.8% from last year's 21.7%. The increase was primarily due to an improved mix of higher-margin products combined with slightly improved pricing. Gross margins for the fiscal 1996 nine month period were 20.7% compared to 19.8% for the same period in 1995. Raw material costs, which escalated significantly during fiscal 1995, have largely stabilized or slightly declined following modest increases early in fiscal 1996.

           Selling, general and administrative expenses as a percentage of sales were 9.8% for the third fiscal quarter of 1996 versus 8.5% for the same period in 1995. For the nine months ended June 29, 1996, these expenses were 11.6% versus 10.0% for the prior year. Selling, general and administrative expenses increased due to expansion in the marketing organization and to nonrecurring costs associated with the internal reorganization of the Company's subsidiaries.

           Interest expenses for the quarter and nine month period in 1996 approximated those of the same periods in the prior year. The Company's effective tax rate for the nine months ended
June 29, 1996 was 41.6% as compared to 45.7% for the comparable 1995 fiscal period. The reduction in the effective rate is the result of certain state tax savings.

           Net income for the third fiscal quarter of 1996
increased to $3.9 million, or $.28 per share, versus 1995's $3.1 million, or $.22 per share. For the fiscal 1996 nine month period, net income was $4.6 million, or $.33 per share, versus $5.3 million, or $.38 per share, in the prior year.

Liquidity and Capital Resources

           Working capital at June 29, 1996 was $60.9 million versus $54.5 million at July 1, 1995 due primarily to an increase in accounts receivable as a result of higher sales in the 1996 to quarter. The Company's current ratio was 4.2 to 1 and total debt-to-capital was 51.5% at June 29, 1996. Long-term debt increased $93.3 million at June 29, 1996 from $77.6 million at September 30, 1995 as a result of seasonal working capital requirements and the Company's stock repurchase program. Long-term debt at June 29, 1996 slightly exceeded the amount at July 1, 1995.

           Receivables increased from $36.9 million at September 30, 1995 to $47.8 million at June 29, 1996 as a result of seasonally higher sales activity. Inventories increased from $22.2 million at September 30, 1995 to $30.3 million at June 29, 1996. Maximum inventory levels were reached early in the third quarter of 1996 with a continued decrease expected through year-end.

           Capital expenditures continued as planned with spending of $2.0 million in the third fiscal quarter of 1996 compared to $3.2 million for the same period in 1995. The Company anticipates that capital expenditures in fiscal 1996 will approximate those of 1995.

           The Company repurchased 4,200 shares of its common stock at a total cost of $22,200 during the quarter ended June 29, 1996. A total of 539,775 shares were purchased during the first nine months of fiscal 1996 at an aggregate cost of $2,589,500, or an average of $4.80 per share.

           Working capital requirements peaked during the third quarter along with seasonal production volume. At June 29, 1996, the Company had unused available bank lines of credit of $12.3 million. The Company believes that cash generated from operations and available borrowing under the revolving credit facility will be sufficient to meet operating needs and fund the capital spending and stock repurchase programs.

PART II--OTHER INFORMATION


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

           (a)       See "Index to Exhibits" on page        .

           (b)       There were no reports filed on Form 8-K
                     during the quarter ended June 29, 1996.

                               Signatures


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Paul L. Hallock
Date                                  Paul L. Hallock
                                      Vice President - Finance

                                   INDEX

 Exhibit No.                    Description                Page No.


    10.1                    Second Amended and                13
                            Restated Reducing Revolving
                            Credit Agreement

    10.2                    First Amendment to Second       118
                            Amended and Restated Reducing
                            Revolving Credit Agreement

    11                      Computation of Earnings         127
                            Per Share
