Form 10-K405
period 1996-09-28
DYERSBURG CORP
filed 1996-12-24
CIK 884999

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 28, 1996
                          Commission File No. 1-11126

                             DYERSBURG CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          TENNESSEE                                       62-1363247
 (State or other jurisdiction of             (I.R.S employer identification no.)
 incorporation or organization)

1315 PHILLIPS ST., DYERSBURG, TENNESSEE                     38024
(Address of principal executive offices)                  (Zip Code)

                                 (901) 285-2323
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01/Share                 New York Stock Exchange
      (Title of each class)              (Name of exchange on which registered)

       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                              ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 3, 1996, 13,127,508 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $73,382,000 based on the closing price of such stock on the New York Stock Exchange (NYSE) on December 3, 1996, assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

PART III
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 1997, are incorporated by reference into Items 10, 11, 12 and 13.

                             DYERSBURG CORPORATION
                                FORM 10-K REPORT
                               TABLE OF CONTENTS


Item No.                                                             Page
--------                                                             ----
                                     PART I
1.       Business
                 General.......................................       3
                 Products......................................       4
                 Manufacturing/Seasonality.....................       5
                 Sales and Marketing...........................       6
                 Research and Development......................       6
                 Raw Materials.................................       7
                 Competition...................................       7
                 Regulation....................................       7
                 Employees.....................................       8
                 Forward Looking Statements/Risk Factors.......       8
                 Executive Officers of the Registrant..........       8

2.       Properties.........................................         10

3.       Legal Proceedings..................................         10

4.       Submission of Matters to a Vote of
           Security Holders.................................         11

                                    PART II

5.       Market for Registrant's Common Equity
           and Related Stockholder Matters
                 Market Information...........................       12
                 Holders......................................       12
                 Dividends....................................       12

6.       Selected Financial Data............................         13

7.       Management's Discussion and Analysis of
           Financial Condition and Results of Operations....         14

8.       Financial Statements and Supplementary Data........         18

9.       Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure...........         35

                                   PART III

10.      Directors and Executive Officers of the
           Registrant.......................................         35

11.      Executive Compensation.............................         35

12.      Security Ownership of Certain
           Beneficial Owners and Management.................         35

13.      Certain Relationships and Related
           Transactions.....................................         35

                                   PART IV

14.      Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..........................         35

Signatures.................................................          36

Index to Exhibits..........................................          37

                                     PART I

ITEM 1. BUSINESS

General

Dyersburg Corporation, through its wholly-owned subsidiary Dyersburg Fabrics Inc. ("Fabrics") and the partnership referenced below, is one of the largest manufacturers of knit fleece fabrics sold to the domestic "cut-and-sew" apparel manufacturing industry and also produces jersey fabrics for women's and children's apparel. Dyersburg Corporation acquired United Knitting, Inc. ("UKI") in 1994 adding stretch fabrics and lightweight lining fabrics to its product line. UKI and the partnership referenced below supply fabrics to major brand name producers of bodywear, swimwear, active sportswear and intimate apparel.


Fabrics owns all of the outstanding capital stock of Dyersburg Fabrics Investment Corporation ("DFIC"), a Delaware corporation and intermediate investment corporation. DFIC owns a 99% limited partnership interest in Dyersburg Fabrics Limited Partnership ("DFLP"). The remaining 1% partnership interest in DFLP is owned by Fabrics as a general partner (unless otherwise indicated, all references herein to Fabrics include DFIC and DFLP). UKI owns all of the outstanding capital stock of United Knitting Investment Corporation ("UKIC"), a Delaware corporation and intermediate investment corporation. UKIC owns a 99% limited partnership interest in United Knitting Limited Partnership ("UKLP"). The remaining 1% limited partnership interest in UKLP is owned by UKI as a general partner (unless otherwise indicated, all references herein to UKI include UKIC and UKLP). During 1996, Fabrics formed a wholly-owned separate subsidiary, IQUE, Inc. ("IQUE"), to provide full garment sourcing through strategic contractual alliances. IQUE owns all of the outstanding capital stock of IQUE Investment Corporation ("IIC"), a Delaware corporation and intermediate investment corporation. IIC owns a 99% limited partnerhip interest in IQUE Limited Partnership ("ILP"). The remaining 1% partnership interest in ILP is owned by IQUE as a general partner (unless otherwise indicated, all references to IQUE include IIC and ILP). Unless the context otherwise requires, the term "the Company" as used herein refers to Dyersburg Corporation and its subsidiaries. The Company was formed in 1929.

Fabrics' manufacturing operation is vertically integrated, beginning with spinning yarn from fiber, combining that yarn with purchased yarns to knit fabric, dyeing and finishing that fabric, and then selling it to the "cut-and-sew" apparel industry. Fleece fabrics produced by Fabrics are used primarily in the production of children's and women's activewear (sweatshirts and sweatpants) and infant blanket sleepers. Jersey fabric produced by Fabrics is used in a broad range of children's and women's lightweight apparel, such as tops and shorts. Fabrics' outerwear fleece is designed for use in skiwear, hunting apparel and other outdoor activity products. In addition, Fabrics manufactures related knit fabrics for certain other products, including gloves, meat stockinettes (bags used to hang hams and other meats for smoking and curing), knit orthopedic products, and knit cuffs for surgical gowns.

UKI's fabrics are knit from purchased yarns of natural and synthetic fibers combined with performance yarns, including spandex, to provide specific dynamic stretch and shrinkage characteristics. UKI also produces lightweight lining fabrics for use in swimwear and women's hosiery.

The Company does not have business operations in more than one industry segment and has no foreign manufacturing operations or significant export sales.

Products

Fleece

Fleece fabric is made of acrylic, polyester, cotton, or blends of these fibers. The fabric is dyed and undergoes a series of finishing and abrading processes by which a surface is brushed or "napped" to give the fabric the "hand" or feel associated with fleece. In 1992, Fabrics introduced a new line of outerwear fleece designed for use in performance-related outdoor apparel products. In 1993, this product line was complemented by the introduction of Dyersburg E.C.O. outerwear fleece made of yarn using fibers from recycled, plastic soft drink bottles. The list of branded outerwear fleece products have grown to include Kinderfleece targeted to children's outerwear, Citifleece(TM) targeted to adult outerwear, Dyersburg E.C.O. Lite(TM), a lighter weight E.C.O.
product, and Chamee(TM), a new microdenier product line. Garments manufactured from these products are primarily sold to large catalog merchants and specialty retailers.

Excluding the outerwear fleece designs, a majority of the fleece fabrics historically manufactured by Fabrics are used to produce garments for discount retailers and chain stores. Fleece fabrics sales are seasonal with peak activity during the third and fourth fiscal quarters and significantly less activity during the first and second fiscal quarters.

The principal use of Fabrics' fleece fabrics are in manufacturing children's activewear and infant blanket sleepers. Fleece fabrics sold by Fabrics to the children's activewear market, principally sweatshirts and sweatpants, are made of 100% acrylic fibers and polyester/cotton blends. Acrylic's low cost, ability to be dyed brighter colors, and low shrinkage are of particular importance to the children's activewear market.

Fleece fabrics sold to manufacturers of women's activewear are primarily made either of 50% polyester/50% cotton blends or polyester/cotton blends with a higher cotton content. In recent years, there has been increased use in activewear apparel of polyester/cotton blends, which management believes is attributable to increased consumer demand for natural fibers, as well as the greater receptivity of these fabrics to printing compared to 100% acrylic fabrics. Polyester/cotton blends are also typically softer and less likely to "pill" than 100% synthetics, while still offering less fabric shrinkage than 100% cotton products.

Fabrics' other major fleece fabric product categories are fabrics used to manufacture infant blanket sleepers and for home furnishings. The demand for infant blanket sleepers is primarily attributable to its fire retardant characteristics. Maison Fleece(TM), headlines the product offerings in the growing home furnishings market.

Jersey

Fabrics markets a line of jersey fabrics for use in a broad range of women's and children's apparel, principally tops and shorts, with the objectives of increasing penetration of Fabrics' customer base and reducing the seasonal aspects of the Company's production operations. Jersey is a flat-knit fabric, which is typically made from a polyester/cotton blend or from 100% cotton fibers and, unlike fleece, is not surface-finished. Jersey fabrics are also generally lighter in weight than fleece. A majority of Fabrics' jersey fabric production and sales is concentrated in Fabrics' first two fiscal quarters and, therefore, tends to offset the seasonality of the Company's fleece fabric business.

Stretch

Stretch fabrics (produced at UKI's Cleveland, Tennessee facility) consist of custom formulations of cotton, spandex, nylon and other synthetic yarns designed for maximum comfort, performance and styling. To produce a variety of shades and patterns, stretch fabrics may be knit from package-dyed yarns, dyed as cloth, sold to independent printers for printing or garment-dyed by the customer. These fabrics are used in a variety of athletic products including dancewear, swimsuits, biking and running garments and intimate apparel. The majority of these fabrics are used by leading manufacturers to produce higher-priced branded sportswear products. A new stretch product, Synsation(TM), was introduced in late 1996 aimed at revitalizing the swimwear business.

Manufacturing/Seasonality

Fabrics has two manufacturing plants in Dyersburg and one plant in Trenton, Tennessee. The original Dyersburg plant spins 100% synthetic (acrylic or polyester) and 50% polyester/50% cotton yarns. The Trenton plant spins 100% cotton yarns as well as cotton/synthetic blends. These yarns are used along with yarns purchased from outside sources to knit fleece and jersey fabrics at the Dyersburg knitting facility prior to dyeing and finishing. UKI's plant in Cleveland, Tennessee uses yarn from Fabrics as well as purchased yarn from outside sources to knit, dye and finish stretch and lining fabrics.

The Company's revenues and earnings as well as working capital requirements fluctuate during the fiscal year due to the seasonal nature of Fabrics' and UKI's businesses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

The Company's customers negotiate their purchases from the Company through informal purchase orders that specify their anticipated fabric needs over periods as long as ten months. The orders are revocable and serve primarily to outline the customers' intentions over a specified term and permit the Company to "block out" its production schedule. Although orders are subject to cancellation by customers at any time before the Company receives color specifications from the customers, fabric produced for cancelled orders can ordinarily be used to fill other orders. Because these informal purchase orders are cancelable, the Company has no appreciable long-term backlog.

Fabrics maintains sales offices in Chicago and New York and also generates some sales through independent sales agents. UKI utilizes a network of independent sales agents coordinated through its marketing organization in New York, New York.

The Company's largest five customers accounted for approximately 23% of total sales in 1996 with no individual customer responsible for more than 9% of total sales.

Research and Development

Fabrics' research and development activities are directed toward the development of new products (i.e., varieties of fabrics) to meet the changing needs of the market. Emphasis is placed on physical characteristics that provide competitive differentiations between fabrics including "hand" or feel, warmth, fade resistance and shrinkage reduction. Efforts are also made to enhance aesthetic qualities of certain fabrics such as the E.C.O. fabrics line's consideration of the environmental impact of production processes.

UKI's research and development activities are focused on providing innovative stretch fabrics that will meet the evolving needs of its customers, while developing new products to gain entry in other markets. UKI was instrumental in developing products from Dupont Lycra(R) spandex and Dupont Supplex(R) nylon to provide customers with new types of performance fabrics that exhibit unique properties.

The costs of the Company's research and development activities are not considered by management to be material to the results of operations or the financial condition of the Company.

Raw Materials

Fabrics uses three primary fibers as raw material for producing yarn: acrylic, polyester and cotton. Cotton makes up approximately 35%, acrylic approximately 15%, and polyester approximately 45% of the raw material fiber used in production. Cotton is an agricultural commodity, while acrylic and polyester are petroleum based. These items are subject to market price fluctuations, but supplies are not dependent on any single vendor, and management believes that sources for materials will be adequate to meet requirements. UKI purchases yarns from a number of vendors and maintains several sources for branded and non-branded spandex and synthetic blend yarns.

Competition

The textile industry is extremely competitive and includes numerous companies, no one of which is dominant in the industry. The Company and its competitors market their products nationwide as domestic shipping costs are not a significant competitive factor. The Company's primary competition comes from suppliers to the cut and sew trade. The Company also competes with vertically integrated manufacturers that not only produce fabric but also produce finished products from that fabric.

Regulation

The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act (OSHA), the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, and the rules and regulations of the Consumer Products Safety Commission. Among other things, OSHA imposes cotton dust standards and noise level standards at all of the Company's knitting facilities. Additionally, the Company must comply with industry specific legislation.

The Company's facilities generate waste water, other waste, and air emissions that are subject to local regulations and federal and state laws. The Company believes its disposition of such waste and its emissions are in substantial compliance with all applicable governmental requirements.

The Company is currently assessing the effect on its competitive position of recent developments in U.S. import-export restrictions. Although no assurances can be given in this regard, the Company does not believe that the passage of the North American Free Trade Agreement and the General Agreement on Tariffs and Trade has had or will have a material effect on the Company's competitive position or results of operations.

Employees

At September 28, 1996, the Company employed approximately 1,392 people in hourly, salaried, supervisory, management, and administrative positions. No labor union represents any of the Company's employees and the Company has not experienced a work stoppage in more than 50 years.

Forward-Looking Statements/Risk Factors

         This Form 10-K contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include changes in the cost and availability of raw materials, competition with other suppliers, the cost and availability of labor, governmental regulation, governmental trade policies with foreign nations and changes in demand or product mix.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding executive officers of the Company as of September 28, 1996. All positions are held with Dyersburg Corporation and Fabrics unless otherwise noted. All officers serve at the discretion of the Board of Directors.

     Name                                  Age                    Position
     ----                                  ---              ---------------------
T. Eugene McBride                          53               President, Chief
                                                            Executive
                                                            Officer and Chairman
James E. Herring                           51               President - IQUE
Jerome M. Wiggins                          56               President - Operations
Janice L. Whitlock                         45               President - Marketing
William S. Shropshire, Jr.                 39               Executive Vice President,
                                                            Chief Financial Officer,
                                                            Secretary and Treasurer
Stephen J. Dauer                           55               Sr. Vice President-
                                                            Sales
Paul L. Hallock                            48               Vice President-Finance
Jerry W. Miller                            45               Vice President -
                                                            Manufacturing
Jerry W. Patton                            49               Vice President -
                                                            Administration


Margaret Schenck                           48               Vice President -
                                                            Operations/Customer
                                                            Development, UKI

The following is additional information with respect to the above-named executive officers.

Mr. McBride joined the Company in September 1988 as Executive Vice President. He had previously been employed by Pannill Knitting Mills as Vice
President-Operations since December 1986. He was named President and Chief Operating Officer in January 1989. He was named Chief Executive Officer in September 1990 and Chairman of the Board of Directors in July 1995.

Mr. Herring has been President of IQUE since December 1996. Prior to becoming President of IQUE, he was President and Chief Executive Officer of UKI since January, 1994 when it was acquired by the Company. Mr. Herring was also elected as a director of the Company, Fabrics and UKI since January 1994. Mr. Herring served as President of UKI from 1983 to 1991 and as Chairman of the Board and Chief Executive Officer from 1991 until its acquisition by the Company.

Mr. Wiggins has been President - Operations since January 1996. He joined the Company in August 1989 as Vice President and Chief Financial Officer, Treasurer and Secretary. He had previously been employed by VF Corporation (a manufacturer of apparel) since 1975 and in 1982 became Vice President of Finance and Chief Financial Officer of that company.

Ms. Whitlock, President - Marketing since December 1995, joined the Company in September 1994 as Vice President of Merchandising. Previously, she was Vice President of Merchandising at Flynt Fabrics and Burlington Industries.

Mr. Shropshire, a certified public accountant, joined the Company as Executive Vice President, Chief Financial Officer, Secretary and Treasurer on September 28, 1996. For the previous five years, he was Chief Financial Officer and Senior Vice President for Charter Bancshares, Inc.

Mr. Dauer became the Sr. Vice President - Sales in January 1996, after joining the Company as Vice President-Marketing in June 1984. He had previously been employed since 1966 by Burlington Industries (a diversified textile company) and, in 1980, became Vice President of Sales and Marketing-Women's Apparel in that company's Knitted Fabric Division.

Mr. Hallock joined the Company in April 1977. He was named Assistant Secretary in October 1978, Assistant Secretary- Treasurer in October 1981, and was named Vice President-Finance in March 1987.

Mr. Miller joined the Company in August 1993 as Director of Manufacturing and was named Vice President of Manufacturing in May 1994. Before coming to Dyersburg, he was Director of Manufacturing with Sara Lee Products, which included textiles and apparel manufacturing.

Mr. Patton joined the Company in 1966 in the production area. He was named MIS Director in May 1990. In September, 1994, he was named Vice President-MIS. Since January, 1996, Mr. Patton has been Vice President - Administration.

Ms. Schenck has been Vice President - Operations/Customer Development, UKI, since January 1994, when UKI was acquired by the Company. For more than five years prior to that time, she was Vice President - Operations/Customer Service at UKI.

ITEM 2.  PROPERTIES

The Company's business is conducted primarily through facilities located in Dyersburg, Trenton and Cleveland, Tennessee. All of these facilities and the property on which they are located are owned by the Company. The Company leases selling offices in Chicago, Illinois, and New York, New York with square footage of approximately 716 and 7,364, respectively. The Company leases approximately 1,000 square feet in Cleveland, Tennessee, for its IQUE corporate offices.

The primary Dyersburg facility was built in 1929 with 275,000 square feet of floor space. After several expansions, it now contains 888,350 square feet of plant space situated on 30 acres of land. The knitting facility (completed December 1993) encompasses 155,000 square feet situated on 30 acres in the Dyersburg Industrial Park. The floor space is distributed as follows: 682,800 square feet for manufacturing, 273,300 square feet for warehousing and distribution, 27,800 square feet for offices, and 59,500 square feet for maintenance shops and boiler space.

The Trenton facility was built in the 1930's with 94,000 square feet of floor space and has been expanded to 187,919 square feet. The floor space is distributed as follows: 97,881 square feet for manufacturing, 61,296 square feet for warehousing, 23,837 square feet for office space, and 4,905 square feet for maintenance and boiler space.

The Cleveland facility was built in 1986 with 70,000 square feet of floor space followed by a 38,000 square foot expansion in 1991. A 45,000 square foot addition (primarily warehouse, distribution, and laboratory facilities) was completed in December 1994.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various routine lawsuits arising out of the conduct of its business, none of which are expected by the Company to have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 28, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "DBG." The range of high and low sales prices of the Common Stock during each quarter of the last two years are presented below:



                                   High         Low
                                  -------     -------
1995             First........    $6 5/8      $5 1/8
                 Second.......     6 1/4       5 1/4
                 Third........     6           4 5/8
                 Fourth.......     5 1/2       4 1/4

1996             First........    $6 1/4      $4 1/4
                 Second......      5           3 7/8
                 Third........     5 1/2       4 3/8
                 Fourth.......     6           4 1/2

Holders

As of December 3, 1996, the Company had approximately 2,700 shareholders based on the number of record holders of the Company's Common Stock and an estimate of the number of individual participants represented by security position listings.

Dividends

During each quarter of fiscal 1996 and fiscal 1995, the Company declared and paid regular quarterly cash dividends of $.01 per share of Common Stock.

The documents relating to the Company's primary credit facility and institutional notes permit dividends and certain other payments, including stock repurchases, by the Company provided that, after such payments, the Company is in compliance with certain financial covenants. As of September 28, 1996, the Company was in compliance with such financial covenants, and management of the Company does not believe that such restrictions are likely to limit materially the anticipated future payments of dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
DYERSBURG CORPORATION 1996 ANNUAL REPORT

                                             1996        1995       1994(1)        1993        1992(2)
-------------------------------------------------------------------------------------------------------
                                         (In Thousands, except ratios, percentages and per share data)
                                         --------------------------------------------------------------
SUMMARY OF OPERATIONS:
  Net sales                                $195,866    $199,413    $180,520    $151,283    $151,497
  Income before income taxes and
     extraordinary item                      14,254      12,542(3)   17,844      17,846      14,343
  Income taxes                                5,854       5,982       7,496       7,738       6,619
  Income before extraordinary item            8,400       6,560      10,348      10,108       7,724
  Extraordinary item                           ---         ---         ---         (472)     (2,238)
  Net income                                  8,400       6,560      10,348       9,636       5,486

PER SHARE OF COMMON STOCK:
  Income before extraordinary item         $   0.62    $   0.46    $   0.74    $   0.74    $   0.72
  Extraordinary item                          ---         ---         ---         (0.03)      (0.21)
  Net income                                   0.62        0.46        0.74        0.71        0.51
  Cash dividend (pre-IPO)(4)                  ---         ---         ---         ---          0.58
  Cash dividend (post-IPO)                     0.04        0.04        0.04        0.04        0.02
  Stock range:
     High                                     6 1/4       6 5/8       8 3/4       8 5/8       9 7/8
     Low                                      3 7/8       4 1/4       6 3/8       5 1/2       5 7/8
  Book value                                   6.75        6.08        5.65        4.80        4.10
  Weighted average common
     shares outstanding                      13,643      14,196      14,010      13,573      10,721

CAPITAL EXPENDITURES
   AND DEPRECIATION:
  Capital expenditures                     $ 11,778    $ 12,816    $ 14,278    $  6,632    $ 10,256
        Depreciation                          9,573      10,001       8,630       7,948       7,172

STATISTICAL DATA:
  Income before extraordinary
     item to average
     shareholders' equity(5)                   9.76%       7.90%      14.40%      17.10%     22.90%
      Inventory turnover(6)                    5.20        5.96        5.74        6.22        7.22
  Accounts receivable turnover(7)              5.63        5.53        5.68        5.89        5.97
  Interest coverage(8)                         3.31        3.03        4.58        5.14        2.40
  Current ratio                                4.37        3.79        3.65        4.01        3.11

SELECTED BALANCE SHEET DATA:
  Working capital                          $ 52,083    $ 45,227    $ 47,219    $ 33,747    $ 26,294
  Total assets                              195,007     188,872     194,192     148,040     145,322
  Long-term obligations                      80,950      76,800      87,276      64,900      70,400
  Shareholders' equity                       88,742      86,258      80,266      65,161      55,700


(1)Includes operations of United Knitting, Inc., effective January 19, 1994.
(2)Fifty-three weeks.
(3)Includes a pre-tax write-down of fixed assets of $2,153.
(4)This represents a one-time dividend paid prior to the initial public offering and does not reflect the future intent of the Company with respect to dividends.
(5)Income before extraordinary item divided by quarterly average of shareholders' equity.
(6)Cost of goods sold divided by monthly average inventory.
(7)Net sales divided by monthly average net accounts receivable.
(8)Net income before interest, taxes and extraordinary item divided by the sum of annual interest and amortization of debt costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OPERATIONS


The Company's fiscal year ends on the Saturday closest to September 30. Results for 1994 include the operations of Dyersburg Fabrics Inc. ("Fabrics") and those of United Knitting, Inc. ("UKI") from January 19, 1994, the date of its acquisition by the Company.

1996 As Compared With 1995

Net income increased to $.62 per share for 1996, as compared to $.46 per share in the prior year. Results for the year ended September 30, 1995, included an after-tax charge of $1.5 million, or $0.11 per share, principally related to the replacement of certain manufacturing equipment. Driving this increase in earnings per share was an increase in the gross margin to 21.9% in 1996, as compared to 20.1% in 1995. Margin increases were the result of a product shift to higher margin fabrics in 1996. This increase in gross margins more than offset a modest decline in net sales dollars for the current year. Net sales approximated $196 million in 1996. The decline from 1995's peak of $199 million was primarily due to a decreased demand for jersey and sleeper fabrics.

The Company's successful marketing initiative to produce and sell new products was supported by significant investments in capital expenditures. Purchased and leased equipment during the previous five years have approximated $67 million. These expenditures included an expanded distribution facility, a separate knitting facility, expanded finishing and dyeing facilities and installing modern, high-efficiency yarn manufacturing equipment. These expenditures for manufacturing equipment allow the Company to produce more technically complex fabrics, which in turn provide higher gross margins.
Higher customer satisfaction and lower production costs also have resulted from improvements in delivery and the quality of production.

In addition to the Company's investment in manufacturing equipment, the Company undertook a significant investment in an expanded marketing program. The expansion of the marketing staff, and to a lesser degree increased promotions, contributed to an increase in selling, general and administrative costs to $20,707,000, or 10.6% of sales in 1996 versus 8.7% in 1995. The return on the investment in additional marketing initiatives already has been reflected in our fourth quarter sales, which increased by 11%, to $59 million. These initiatives will continue into 1997 as the Company calls on new customers offering new products.

Interest and debt amortization expense for 1996 was unchanged from 1995 at $6.2 million. Average outstanding debt and interest rates were substantially level for 1995 and 1996.

The provisions for income taxes of $5.9 million for 1996 and $6.0 million for 1995 were higher than the federal statutory rate due to state income taxes and the nondeductibility of amortization of goodwill. The effective tax rate declined from 47.7% in 1995 to 41.1% in 1996, primarily due to a legal restructuring implemented by the Company at mid- year which resulted in a reduction in certain state taxes. The lower effective tax rate should continue into future periods.

1995 As Compared With 1994

Net sales increased 10.5% in 1995 compared to 1994. A majority of the increase was due to a shift in sales toward higher priced cotton and outerwear fleece products. The remainder of the increase was primarily attributable to the inclusion of UKI for the full 12-month period in 1995. Gross margins declined from 22.6% in 1994 to 20.1% in 1995. The decline in gross margins resulted from significant increases in raw material costs which the Company was unable to fully recover through price increases.

Selling, general and administrative costs decreased as a percent of sales to 8.7% in 1995 versus 9.0% in 1994. The decline relative to sales resulted from reduced incentive compensation payments and a lower contribution to the Company's profit sharing plans, which was partially offset by higher commissions and sales-related expenses.

During the fourth quarter of 1995, the Company committed to replace certain yarn manufacturing equipment with more modern and efficient machinery. The write-down of the book value of existing equipment, net of proceeds from its sale, resulted in an after-tax charge to operations of $1.5 million, or $0.11 per share.

Interest and debt amortization expense for 1995 was $6.2 million compared with $5.0 million in 1994. This increase resulted primarily from 1995's higher interest rates. The average balance on long-term debt outstanding for 1995 approximated that of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity. Net cash provided by operating activities totaled $13.6 million, $23.3 million, and $15.2 million in 1996, 1995 and 1994, respectively. These cash flows are supplemented primarily by borrowings, including a bank-funded revolving line of credit of $80 million maturing on July 16, 1998. Amounts outstanding on this credit facility bear interest at variable rates. The average balances outstanding and the average interest rates paid for 1996,

1995 and 1994 were approximately $50,884,000, $51,731,000, and $46,783,000, respectively, and 7.2%, 7.1% and 5.4%, respectively. At September 28, 1996, the Company had unused revolving credit of $23.8 million. Further reference is made to Note 4 to the consolidated financial statements beginning on page 27.

Working capital at September 28, 1996 was $52.1 million versus $45.2 million at September 30, 1995. The Company's current ratio was 4.4:1 and its debt-to-capital ratio was 48% at September 28, 1996, compared to 3.8:1 and 47%, respectively, at September 30, 1995.

Net accounts receivable were $5.5 million higher at September 28, 1996 than September 30, 1995, due primarily to higher sales volume in the fourth quarter of 1996. Inventories increased slightly from $22.2 million at September 30, 1995 to $23.2 million at September 28, 1996, principally as a result of higher per-unit costs due to shifts in product mix.

The Company's business has a pronounced seasonal pattern with the majority of sales occurring during the third and fourth fiscal quarters. The following table sets forth the net sales and percentage of net sales for the Company by fiscal quarter for the last three fiscal years.

                      1996               1995               1994(a)
------------------------------------------------------------------------
First Quarter   $30,088   15.4%   $ 40,679   20.4%    $ 22,918    12.7%
Second Quarter   42,344   21.6      48,370   24.2       37,875    21.0
Third Quarter    64,142   32.7      57,021   28.6       61,937    34.3
Fourth Quarter   59,292   30.3      53,343   26.8       57,790    32.0
               --------  ------   --------  ------    --------   ------
               $195,866  100.0%   $199,413  100.0%    $180,520   100.0%
               ========  ======   ========  ======    ========   ======

(a) Includes the following UKI sales (in thousands): $8,358, second quarter; $10,828, third quarter and $10,341, fourth quarter.

Due to this seasonal pattern of the Company's sales, inventories are lowest at the end of the fiscal year and gradually increase over the following six months in anticipation of the peak selling period. Receivables tend to decline during the first fiscal quarter and are at their lowest point during December through February. The net result is increased working capital requirements from January through late in the fourth quarter.

On October 4, 1995, the Company approved a plan to repurchase up to 2,000,000 shares of Dyersburg Corporation common stock. During 1996, the Company repurchased 1,051,275 shares at a total cost of $5.4 million.

Capital expenditures during 1996, 1995 and 1994 were $11.8 million, $12.8 million and $14.3 million, respectively. Capital spending is anticipated to approximate $11.5 million in 1997. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending and stock repurchase program.

INFLATION

Similar to other textile and apparel manufacturers, the Company is dependent on the prices and supplies of certain principal raw materials including cotton, acrylic and polyester fibers. During 1996, raw material prices for polyester and acrylic stabilized after significant increases in 1996, while prices for cotton continued to increase. Heretofore in 1997, there has been a reduction in raw material prices. The long-term impact of subsequent raw material price fluctuations on the Company's performance is, however, uncertain. The Company intends to support margins through continued efforts to improve the product mix and improve product pricing as market conditions permit.

Quarterly Financial Information (Unaudited)

                                                                                1996
                                                          First          Second          Third          Fourth
                                                                (In thousands, except per share data)
   Net sales                                             $30,088         $42,344        $64,142        $59,292
   Gross profit                                            5,750           7,896         14,638         14,698
   Net income                                              (124)             848          3,881          3,795
   Net income per share                                   (0.01)            0.06           0.28           0.29

   Market prices of common stock:
      High                                                 6 1/4           5              5 1/2          6
      Low                                                  4 1/4           3 7/8          4 3/8          4 1/2


                                                                                 1995
                                                          First           Second         Third         Fourth
                                                                    (In thousands, except per share data)
   Net sales                                             $40,679         $48,370        $57,022        $53,342
   Gross profit                                            6,998           9,603         12,382         11,185
   Net income                                                403           1,871          3,065          1,221(a)
   Net income per share                                     0.03            0.13           0.22           0.09

   Market prices of common stock:
      High                                                 6 5/8           6 1/4          6              5 1/2
      Low                                                  5 1/8           5 1/4          4 5/8          4 1/4

(a) Includes pre-tax write-down of fixed assets of $2,153.

Item 8.  Financial Statements and Supplementary Data

The financial statements set forth below are included on pages 19-33.

                                                                            Page of
                                                                           Form 10-K
         Report of Independent Auditors                                      19

         Consolidated Balance Sheets as of September 28,
                 1996 and September 30, 1995                                 20

         Consolidated Statements of Income for the year                      21
                 ended September 28, 1996, September 30, 1995,
                 and October 1, 1994

         Consolidated Statements of Shareholders' Equity                     22
                 for the years ended September 28, 1996,
                 September 30, 1995, and October 1, 1994

         Consolidated Statements of Cash Flows for the                       23
                 years ended September 28, 1996, September 30,
                 1995, and October 1, 1994

         Notes to Consolidated Financial Statements                          24

Schedules:

         Schedule II - Valuation and Qualifying Accounts                     34

         All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dyersburg Corporation

We have audited the accompanying consolidated balance sheets of Dyersburg Corporation as of September 28, 1996 and September 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyersburg Corporation at September 28, 1996 and September 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP


Memphis, Tennessee
October 22, 1996

                             Dyersburg Corporation

                          Consolidated Balance Sheets

                                                                      September 28, 1996    September 30, 1995
                                                                      ----------------------------------------
                                                                          (In thousands, except share data)
   Assets
   Current assets:
      Cash                                                                $       983        $         974

      Accounts receivable, net of allowance for doubtful accounts
         of $1,500 in 1996 and $1,170 in 1995                                  42,427               36,920
      Inventories                                                              23,248               22,238
      Prepaid expenses and other                                                  858                1,286
                                                                          --------------------------------
   Total current assets                                                        67,516               61,418

   Property, plant and equipment, net                                          67,758               65,834
   Goodwill, net                                                               59,097               60,954
   Deferred debt costs and other, net                                             636                  666
                                                                          --------------------------------
                                                                          $   195,007        $     188,872
                                                                          ================================
   LIABILITIES AND SHAREHOLDERSG EQUITY
   Current liabilities:
      Trade accounts payable                                              $     8,296             $ 10,515
      Accrued expenses                                                          6,700                5,676
      Income taxes payable                                                        437                    -
                                                                          --------------------------------
   Total current liabilities                                                   15,433               16,191

   Long-term obligations                                                       80,950               76,800
   Deferred income taxes                                                        8,765                8,305
   Other liabilities                                                            1,117                1,318
   Commitments and contingencies

   ShareholdersG equity:
      Common stock, $.01 par value, authorized 40,000,000 shares;
        issued and outstanding shares -13,154,508 in 1996 and
        14,196,228 in 1995                                                        132                  142
      Additional paid-in capital                                               41,460               46,821
      Retained earnings                                                        47,150               39,295
                                                                          --------------------------------
   Total shareholders' equity                                                  88,742               86,258
                                                                          --------------------------------
                                                                          $   195,007        $     188,872
                                                                          ================================


See accompanying notes.

                             Dyersburg Corporation

                       Consolidated Statements of Income


                                                                        YEAR ENDED
                                                  --------------------------------------------------------
                                                  SEPTEMBER 28,        SEPTEMBER 30,          OCTOBER 1,
                                                      1996                 1995                  1994
                                                  --------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
 Net sales                                           $195,866              $199,413            $ 180,520

 Cost of sales                                        152,884               159,245              139,754
 General and administrative expenses                   20,707                17,447               16,223
 Goodwill amortization                                  1,857                 1,857                1,721
 Interest and amortization of debt costs                6,164                 6,169                4,978
 Write-down of fixed assets                                 -                 2,153                    -
                                                   -----------------------------------------------------
                                                      181,612               186,871              162,676
                                                   -----------------------------------------------------
 Income before income taxes                            14,254                12,542               17,844

 Federal and state income taxes                         5,854                 5,982                7,496
                                                   -----------------------------------------------------
 Net income                                        $    8,400            $    6,560            $  10,348
                                                   =====================================================
 Weighted average common and common
   equivalent shares outstanding
                                                       13,643                14,196               14,010
                                                   =====================================================
 Net income per share                              $      .62            $      .46            $     .74
                                                   =====================================================

See accompanying notes.

                             Dyersburg Corporation

                Consolidated Statements of ShareholdersG Equity

                                                            ADDITIONAL                       SUBSCRIPTION
                                               COMMON         PAID-IN         RETAINED           NOTES
                                                STOCK         CAPITAL         EARNINGS        RECEIVABLE           TOTAL
                                               ----------------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at October 3, 1993                          $136        $41,839        $23,516            $(330)           $65,161
   Net income                                                                   10,348                              10,348
   Cash dividends paid                                                            (561)                               (561)
   ($.04 per share)
   Principal collections                                                                            330                330
    on subscription notes
    receivable
   Issuance of 623,536 shares
   of Common Stock in purchase                         6          4,982                                              4,988
   of United Knitting, Inc.
                                               ---------------------------------------------------------------------------
Balance at October 1, 1994                           142         46,821         33,303                -             80,266
   Net income                                                                    6,560                               6,560
   Cash dividends paid                                                            (568)                               (568)
   ($.04 per share)
                                               ---------------------------------------------------------------------------
Balance at September 30, 1995                        142         46,821         39,295                -             86,258
   Net income                                                                    8,400                               8,400
   Cash dividends paid                                                            (545)                               (545)
   ($.04 per share)
   Acquisition and retirement
    of 1,051,275 shares of common stock              (10)        (5,404)                                            (5,414)
   Exercise of stock options                                         43                                                 43
                                               ---------------------------------------------------------------------------
Balance at September 28, 1996                       $132        $41,460        $47,150           $    -            $88,742
                                               ===========================================================================

See accompanying notes.

                             Dyersburg Corporation
                     Consolidated Statements of Cash Flows

                                                                             YEAR ENDED
                                                          SEPTEMBER 28,     SEPTEMBER 30,         OCTOBER 1,
                                                              1996              1995                 1994
                                                        -----------------------------------------------------
                                                                           (IN THOUSANDS)
  OPERATING ACTIVITIES
  Net income                                            $    8,400            $   6,560           $    10,348
  Adjustments:
    Depreciation                                             9,573               10,001                 8,630
    Amortization                                             2,029                2,029                 1,903
    Write-down of fixed assets                                   -                2,153                     -
    Deferred income taxes and other                            554                  (98)                  787
    Changes in operating assets and liabilities:
        Accounts receivable                                 (5,507)               6,087                (5,321)
        Inventories                                         (1,010)              (1,601)               (1,481)
        Trade accounts payable and other current
          liabilities                                         (758)              (1,604)                  270
        Other                                                  288                 (207)                   98
                                                        -----------------------------------------------------
  Net cash provided by operating activities
                                                            13,569               23,320                15,234

  INVESTING ACTIVITIES
  Purchases of property, plant and equipment
                                                           (11,778)             (12,816)              (14,278)
  Purchase of United Knitting, Inc.                              -                    -                (5,426)
  Other                                                        187                  108                   101
                                                        -----------------------------------------------------
  Net cash used in investing activities                    (11,591)             (12,708)              (19,603)

  FINANCING ACTIVITIES
  Net borrowings (payments) on long-term
     obligations                                             4,150               (9,400)                2,853
  Dividends paid                                              (545)                (568)                 (561)
  Exercise of stock options                                     43                    -                     -
  Acquisition of common stock                               (5,414)                   -                     -
  Other                                                       (203)                (230)                1,368
                                                        -----------------------------------------------------
  Net cash provided by (used in) financing
     activities                                             (1,969)             (10,198)                3,660
                                                        -----------------------------------------------------
  Net increase (decrease) in cash                                9                  414                  (709)
  Cash at beginning of year                                    974                  560                 1,269
                                                        -----------------------------------------------------
  Cash at end of year                                   $      983            $     974           $       560
                                                        =====================================================

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Dyersburg Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

OPERATIONS

The Company is a textile manufacturer of knit fabrics with customers concentrated in the domestic apparel industry. The Company does not require collateral for accounts receivable and is partially insured on certain customer balances. The level of insurance varies by customer based upon third party credit ratings.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

INTANGIBLE ASSETS

Goodwill, which consists of costs in excess of net assets acquired, is amortized by the straight-line method over forty years. Deferred debt costs are amortized by the interest method over the life of the related debt. Goodwill is net of accumulated amortization of $15,193,000 and $13,336,000 and deferred debt costs and other is net of accumulated amortization of $672,000 and $500,000, at September 28, 1996 and September 30, 1995, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicated that goodwill was not recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows.

INVENTORIES

Cotton raw material inventory and the cotton component of work in process and finished goods inventory are valued at the lower of average cost or market. Other inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets: buildings - 25 years, machinery and equipment - 5 to 15 years.

INCOME TAXES

The Company has provided for income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

EARNINGS PER COMMON SHARE

Earnings per common share is computed using the weighted average number of common shares outstanding during each period, including common stock equivalents, consisting of stock options calculated using the treasury stock method, when dilutive.

ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material. The write-down of fixed assets in 1995 would not have been materially different had the Company adopted Statement 121.

RECLASSIFICATIONS

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


2. INVENTORIES

Inventories consist of the following:

                                                            SEPTEMBER 28,       SEPTEMBER 30,
                                                                 1996                1995
                                                            ----------------------------------
                                                                      (IN THOUSANDS)
   Raw materials                                              $   4,649         $4,947
   Work in process                                                8,530               7,621
   Finished goods                                                 9,145               8,937
   Supplies and other                                               924                 733
                                                            ----------------------------------
                                                                $23,248             $22,238
                                                            ==================================


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                       SEPTEMBER 28,          SEPTEMBER 30,
                                                            1996                   1995
                                                       ------------------------------------
                                                                  (IN THOUSANDS)
  Land                                                  $      673           $         673
  Buildings                                                 32,612                  24,198
  Machinery and equipment                                   88,370                  85,701
                                                           121,655                 110,572
  Less allowance for depreciation                           53,897                  44,738
                                                        ----------------------------------
                                                        $   67,758           $      65,834
                                                        ==================================

In 1995, the Company committed to replace certain spinning and drawing machinery with leased equipment. Concurrently, the Company wrote down machinery and equipment with original cost of $11,760,000 and accumulated depreciation of $9,468,000. The write-down, less the proceeds from the sale of the assets, resulted in a loss of $2,153,000.

4.  LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:


                                                                SEPTEMBER 28,       SEPTEMBER 30,
                                                                    1996               1995
                                                                ---------------------------------
                                                                          (IN THOUSANDS)
   Revolving credit                                              $48,050                $43,900
   Industrial revenue bonds                                        7,900                  7,900
   Senior notes                                                   25,000                 25,000
                                                                 ------------------------------
                                                                 $80,950                $76,800
                                                                 ==============================


The Company has a revolving line of credit (the Revolver) with current availability of $80,000,000, declining to $70,000,000 on April 1, 1997, and maturing on July 16, 1998. Amounts outstanding under the Revolver bear interest at variable rates (approximately 6.5% at September 28, 1996 and 6.9% at September 30, 1995). In addition, the Company is required to pay a commitment fee of 1/4% on the average unused portion of the Revolver and a letter of credit fee of approximately 1% on average outstanding letters of credit. Letters of credit outstanding under the Revolver are $8,122,000 at September 28, 1996 and September 30, 1995. The unused portion of the Revolver is $23,828,000 at September 28, 1996. All amounts outstanding under the Revolver are unsecured, except for the letters of credit which are secured by real property and equipment with a carrying value of approximately $3,704,000 at September 28, 1996. Pursuant to the terms of the Revolver, the Company is required to maintain certain financial ratios, minimum shareholders' equity and working capital levels.

The Industrial Revenue Bonds bear interest at adjustable rates (4.0% at September 28, 1996 and 3.9% at September 30, 1995) and mature November 1, 2002. The bonds are secured by a letter of credit of $8,057,000 issued under the Revolver.

The Senior Notes bear interest at 6.78% and require annual principal payments of $3,125,000 from 1998 to 2005. The Senior Note agreement requires the Company to maintain certain financial ratios and limits the payment of dividends. At September 28, 1996, the amount of retained earnings available for the payment of dividends was approximately $12,306,000.

The schedule of debt maturities presented below assumes borrowings under the Revolver are outstanding until maturity:

      YEAR                                                                AMOUNT
      ----                                                                ------
      1997                                                             $        -
      1998                                                                 51,175
      1999                                                                  3,125
      2000                                                                  3,125
      2001                                                                  3,125
      Thereafter                                                           20,400
                                                                       ----------
      Total                                                            $   80,950
                                                                       ==========

Total interest paid was $5,930,000 in 1996, $5,777,000 in 1995 and $4,431,000
in 1994.

The Company has additional letters of credit outstanding of $2,066,000 for workers' compensation insurance.

In 1995, the Company entered into two interest rate swap agreements to reduce the impact of changes in interest rates on the Revolver. The two interest rate swap agreements have a total notional principal amount of $20,000,000. The differential paid or received is recognized as an adjustment to interest expense. The Company agreed to make interest payments based on a fixed rate of 7.06% and 6.17% on $10,000,000 and $10,000,000 notional principal, respectively, in exchange for payments based on a floating rate of three-month LIBOR. The agreements terminate April 26, 2002 and June 9, 2002, respectively. The fair values of the swap agreements are not recognized in the financial statements.

The fair value of long-term obligations is estimated using discounted cash flow analyses based on the CompanyGs current incremental borrowing rate. The carrying value and fair value of long-term obligations at September 28, 1996, is $80,950,000 and $79,483,000, respectively, and at September 30, 1995 was $76,800,000 and $75,343,000, respectively. The fair value of the CompanyGs interest rate swaps was based on pricing models and formulas using current assumptions. The fair value of the CompanyGs interest rate swaps was $24,000 and $(312,000) at September 28, 1996 and September 30, 1995, respectively. For all other financial instruments, the carrying amounts approximate fair value due to their short maturities.

5.  SHAREHOLDERSG EQUITY

The Company has 5,000,000 authorized shares of no par value preferred stock. The preferences and rights of the Preferred Stock will be fixed at the discretion of the Board of Directors upon issuance.

On October 4, 1995, the Company approved a plan to repurchase up to 2,000,000 shares of Dyersburg Corporation common stock. Purchases are made at the discretion of the Company as warranted based on market pricing. As of September 28, 1996, a total of

1,051,275 shares had been purchased under the repurchase plan at an aggregate cost of approximately $5,414,000.

The Company's Stock Option Plans (the Option Plans) provide for the granting of stock options to management, key employees and outside directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire 10 years from date of grant. Shares reserved for future grants under the Option Plans were approximately 277,000 and 143,000 at September 28, 1996 and September 30, 1995, respectively.

In 1996, the Company repriced certain stock options through the cancellation of approximately 737,000 outstanding options and the simultaneous granting of 367,000 options at a reduced exercise price equal to market at the date of repricing. Except for the repricing, no other terms of the stock options were changed.

Information pertaining to the Option Plans summarized in the table below is in thousands except per share amounts:

                                             NUMBER OF SHARES
                                               UNDER OPTION        PRICE PER SHARE      AGGREGATE PRICE
  Balance at October 3, 1993                         273             $6.75N$9.00             $2,376
     Options granted                                 528         $6.625N$8.125                4,164
     Options canceled                                (42)            $8.25N$9.00               (351)
  Balance at October 1, 1994                         759             $6.625N$9.00             6,189
     Options granted                                   2                $5.625                   11
     Options canceled                                 (4)               $6.00                   (24)
  Balance at September 30, 1995                      757             $5.625N$9.00             6,176
     Options granted                                 369             $4.50N4.625              1,663
  Options exercised                                  (10)               $4.50                   (43)
  Options canceled                                  (740)            $4.50N$9.00             (6,038)
  Balance at September 28, 1996                      376             $4.50N$9.00             $1,758


At September 28, 1996, 250,829 of these options were exercisable.

6.  PROFIT SHARING PLANS

The Company has two separate defined contribution plans that, collectively, cover substantially all of its employees. Contributions to one plan equal 7.5% of adjusted income, as defined, plus additional amounts which the Board of Directors may authorize. Contributions to the other plan are at the discretion of the Board of Directors. The contribution for either plan shall not exceed the maximum amount deductible for federal income tax purposes. Profit- sharing expense was $1,875,000, $1,902,000 and $2,171,000 for fiscal years 1996, 1995 and 1994, respectively.

7.  INCOME TAXES

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               SEPTEMBER 28,           SEPTEMBER 30,
                                                                    1996                   1995
                                                               (IN THOUSANDS)
 Deferred tax liabilities:
     Depreciation                                          $       7,944              $          8,105
     Other                                                         2,167                         1,684
                                                           -------------------------------------------
 Total deferred tax liabilities                                   10,111                         9,789
 Deferred tax assets                                               1,728                         1,866
                                                           -------------------------------------------
 Net deferred tax liabilities                              $       8,383              $          7,923
                                                           ===========================================

Significant components of the provision for income taxes are as follows:

                                                                    YEAR ENDED
                                             ------------------------------------------------------
                                             SEPTEMBER 28,         SEPTEMBER 30,        OCTOBER 1,
                                                  1996                 1995                1994
                                             ------------------------------------------------------
                                                                 (IN THOUSANDS)
 Current:
    Federal                                      $5,240               $5,570                $5,646
    State                                           154                  590                 1,038
 Deferred, federal                                  460                 (178)                  812
                                             -----------------------------------------------------
                                                 $5,854               $5,982                $7,496
                                             =====================================================

The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

                                                                      YEAR ENDED
                                                  ----------------------------------------------------
                                                  SEPTEMBER 28,       SEPTEMBER 30,       OCTOBER 1,
                                                       1996                1995              1994
                                                  ----------------------------------------------------
                                                                     (IN THOUSANDS)
  Computed federal tax expense at statutory
     rate                                             $4,989              $4,390               $6,245
  State taxes, net of federal income tax
     benefit                                             100                 383                  702
  Effect of nondeductibility of amortization
     of goodwill                                         650                 650                  602
  Other                                                  115                 559                  (53)
                                                      -----------------------------------------------
                                                      $5,854              $5,982               $7,496
                                                      ===============================================

Income tax payments were $4,885,000, $5,996,000 and $7,853,000 for fiscal years 1996, 1995, and 1994, respectively.

8.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                     SEPTEMBER 28,        SEPTEMBER 30,
                                                                         1996                  1995
                                                                    ------------------------------------
                                                                               (IN THOUSANDS)
 Accrued bonuses and commissions                                         $1,473             $   838
 Workers' compensation                                                    2,485               2,288
 Other                                                                    2,742               2,550
                                                                    ------------------------------------
                                                                         $6,700              $5,676
                                                                    ====================================

9.  LEASES

The Company leases certain equipment and office space under noncancelable operating leases. Most of these leases include renewal options and some include purchase options. Rent expense was $3,050,000 in 1996, $2,089,000 in 1995 and $1,930,000 in 1994.

Future minimum payments under these leases are as follows at September 28, 1996: $3,212,000 in 1997, $2,978,000 in 1998, $3,004,000 in 1999, $2,398,000 in
2000, $1,906,000 in 2001 and $5,080,000 thereafter. Total aggregate future minimum lease payments are $18,578,000.

10. PURCHASE OF UNITED KNITTING, INC.

On January 19, 1994, the Company acquired all of the outstanding capital stock of United Knitting, Inc. for $5,426,000 in cash and approximately $5,000,000 of common stock (623,536 shares) in a transaction accounted for under the purchase method. Goodwill resulting from the transaction was approximately $16,800,000. United Knitting, Inc. is a textile manufacturer which produces stretch fabrics.

On a pro forma basis, net sales, net income and net income per share would have been $192,691,000, $10,437,000, and $0.74, respectively, for the year ended October 1,1994, assuming the acquisition occurred at the beginning of such fiscal year.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                             DYERSBURG CORPORATION

----------------------------------------------------------------------------------------------------------------------------
         COLUMN A                    COLUMN B             COLUMN C            COLUMN D                   COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                          Additions
         Description                 Balance at          Charged to        Charged to Other      Deductions--     Balance at
                                    Beginning of          Costs and           Accounts-            describe         End of
                                       Period              Expenses           Describe                              Period
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 28, 1996
  Allowance for doubtful accounts    $1,170                 $1,057                                 $727(1)         $1,500
                                     =======================================================================================


YEAR ENDED SEPTEMBER 30, 1995
  Allowance for doubtful accounts    $1,000                 $  558                                 $388(1)         $1,170
                                     =======================================================================================


YEAR ENDED OCTOBER 1, 1994
  Allowance for doubtful accounts    $  775                 $  390              $150(2)            $315(1)         $1,000
                                     =======================================================================================



1)       Write-offs, net of recoveries.
2)    Allowance for doubtful accounts of United Knitting, Inc. at acquisition_

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 1997, (the "Proxy Statement") under the caption "Proposal
One: Election of Class II Directors," which information is herein incorporated by reference.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to the executive compensation is included in the Proxy Statement under the caption "Executive Compensation," which information is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management is included in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners," which information is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

         (a)(1)  Financial Statements.  See Item 8.
         (a)(2) Supplemental Schedules Supporting Financial Statements. See Item 8.
         (a)(3)  Exhibits.  See Index to Exhibits, page 37.
         (b)     Reports on Form 8-K.  None
         (c)     Exhibits.  See Index to Exhibits, page 37.
         (d)     Financial Statement Schedules.  See Item 8.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                  DYERSBURG CORPORATION


Date:    December 16, 1996        /s/ T. Eugene McBride
                                  -----------------------------
                                  T. Eugene McBride
                                  President and
                                  Chief Executive Officer
                                  (Principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 16, 1996.


    /s/ T. Eugene McBride           /s/ John D. Howard
-------------------------------   -------------------------------
T. Eugene McBride                 John D. Howard
Director                          Director


   /s/ Jerome M. Wiggins            /s/ Julius Koppelman
-------------------------------   -------------------------------
Jerome M. Wiggins                 Julius Koppelman
President - Operations            Director
Director


  /s/ Wm. S. Shropshire, Jr.        /s/ Daniel W. Miller
-------------------------------   -------------------------------
William S. Shropshire, Jr.        Daniel W. Miller
Executive Vice President,         Director
Chief Financial Officer and
Secretary-Treasurer
(Principal financial officer)


  /s/ Paul L. Hallock               /s/ Marvin B. Crow
-------------------------------   -------------------------------
Paul L. Hallock                   Marvin B. Crow
Vice President - Finance          Director
(Principal accounting officer)


  /s/ James E. Herring              /s/ L.R. Jalenak, Jr.
-------------------------------   -------------------------------
James E. Herring                  L. R. Jalenak, Jr.
Director                          Director

  /s/ Patricia Hilsberg             /s/ Julius Lasnick
-------------------------------   -------------------------------
Patricia Hilsberg                 Julius Lasnick
Director                          Director


                               INDEX TO EXHIBITS


 EXHIBIT
  NO.                    DESCRIPTION
-------  ---------------------------------------------
   2             Stock Purchase Agreement, dated as of January 19,
                 1994, including certain exhibits,
                 relating the acquisition of the
                 outstanding capital stock of United
                 Knitting Acquisition Corp. (incorporated
                 by reference to Exhibit 2 to the Current
                 Report on Form 8-K filed with the
                 Securities and Exchange Commission
                 on February 2, 1994).

   3.1           Amended and Restated Charter of Dyersburg
                 Corporation (incorporated by reference
                 to Exhibit 3(a) to the Registration
                 Statement on Form S-1 (Registration No.
                 33-46331)).

   3.2 Bylaws of Dyersburg Corporation (incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1
                 (Registration No. 33-46331)).

  10.4           Amended and Restated Reducing Revolving Credit
                 Agreement, including form of Amended and Restated Revolving Credit Note, dated as of July 16, 1993 among Dyersburg Fabrics I
                 Inc., Dyersburg Corporation and Trust
                 Company Bank, as agent, and
                 certain banks named therein (incorporated by reference to Exhibit 10.4 to Dyersburg
                 Corporation's Form 10-K for the fiscal
                 year ended October 2, 1993).

  10.5           Note Purchase Agreement, including form of
                 Note, dated as of September 29, 1993
                 between Dyersburg Corporation and
                 Dyersburg Fabrics Inc. and each of several purchasers relating to the sale of $25,000,000 of Dyersburg
                 Fabrics Inc.'s 6.78% Senior Notes Due 2005
                 (incorporated by reference to Exhibit 10.5 to Dyersburg Corporation's Form 10-K for the fiscal year ended October 2, 1993).


                       INDEX TO EXHIBITS


 EXHIBIT
  NO.                    DESCRIPTION
-------  ---------------------------------------------
  10.6           Loan Agreement between The Industrial Revenue
                 Board of the City of Trenton, Tennessee
                 and Dyersburg Fabrics Inc. dated as of
                 July 1, 1990 (incorporated by reference to
                 Dyersburg Fabrics Inc.'s Form 10-K for the
                 fiscal year ended September 29, 1990).


  10.7 Tax Sharing Agreement dated July 24, 1990 between Dyersburg Fabrics Inc. and
                 Dyersburg Corporation (incorporated by
                 reference to Dyersburg Fabrics Inc.'s Form
                 10-K for the fiscal year ended September
                 29, 1990).

  10.8 Amended and Restated Letter of Credit Agreement dated as of July 1, 1990 and executed on May 14, 1992, by and among Dyersburg Fabrics Inc.,
                 Dyersburg Corporation, and Trust Company Bank relating to the $7,900,000 Industrial Development
                 Bond of the City of Trenton,
                 Tennessee Industrial Development Bonds
                 (Dyersburg Fabrics Inc. Project), Series
                 1990 (incorporated by reference to
                 Dyersburg Corporation's Form 10-K for
                 fiscal year ended October 3, 1992).

  10.9           First Amendment to Amended and Restated
                 Letter of Credit Agreement dated November
                 30, 1992 by and among Dyersburg Fabrics
                 Inc., Dyersburg Corporation and Trust
                 Company Bank (incorporated by reference to Dyersburg Corporation's Form 10-K for the fiscal year ended October 2, 1992).

  10.10          Second amendment to Amended and Restated
                 Letter of Credit Agreement dated October
                 29, 1993 by and among Dyersburg Fabrics
                 Inc., Dyersburg Corporation and Trust
                 Company Bank, (incorporated by reference to Dyersburg Corporation's Form 10-K for the fiscal year ended October 2, 1993).


                               INDEX TO EXHIBITS


 EXHIBIT
  NO.                       DESCRIPTION
-------  ---------------------------------------------------
 10.11           Amended and Restated Working Capital Agreement
                 dated as of May 14, 1992, by and among
                 Dyersburg Fabrics Inc., Dyersburg Corporation,
                 and Trust Company Bank (incorporated by
                 reference to Dyersburg Corporation's Form 10-K
                 for the fiscal year ended October 3, 1992).

 10.12           First Amendment to Amended and Restated
                 Working Capital Agreement dated as of
                 November 30, 1992 among Dyersburg Fabrics
                 Inc., Dyersburg Corporation and Trust
                 Company Bank (incorporated by reference to Exhibit 10.12 to Dyersburg Corporation's
                 Form 10-K for the fiscal year ended
                 October 2, 1993).

 10.13           Second Amendment to amended and Restated
                 Working Capital Agreement dated as of
                 October 29, 1993 among Dyersburg Fabrics,
                 Inc., Dyersburg Corporation and Trust
                 Company Bank (incorporated by reference to Exhibit 10.13 to Dyersburg Corporation's
                 Form 10-K for the fiscal year ended
                 October 2, 1993).

 10.14           Amended and Restated Guaranty of Dyersburg
                 Corporation in favor of Trust Company Bank and certain banks named therein dated as of July 16, 1993 (incorporated by reference to Exhibit 10.14 to Dyersburg
                 Corporation's Form 10-K for the fiscal
                 year ended October 2, 1993).

 10.15 Assignment of and Amendment and Restatement of Security Agreement dated as of May 14, 1992 by and among Dyersburg Fabrics Inc.,
                 Trust Company Bank, as agent, and other
                 banks named therein (incorporated by
                 reference to Dyersburg Corporation's Form
                 10-K for the fiscal year ended October 3,
                 1992).


                          INDEX TO EXHIBITS


 EXHIBIT
  NO.                       DESCRIPTION
-------  ---------------------------------------------------
 10.16           Assignment of and Amendment and Restatement
                 of Tennessee Deed of Trust and Security
                 Agreement dated May 14, 1992 by and among
                 Dyersburg Fabrics Inc. and Trust Company
                 Bank (incorporated by reference to
                 Dyersburg Corporation's Form 10-K for the
                 fiscal year ended October 3, 1992).

 10.17*          Dyersburg Corporation 1992 Stock Incentive
                 Plan (incorporated by reference to Exhibit
                 10(a).2 to the Registration Statement on Form S-1 (Registration No. 33-46331)), as amended, (incorporated by reference to
                 Appendix A to Proxy Statement dated
                 December 14, 1995).

 10.18*          Dyersburg Fabrics Inc. Deferred Compensation
                 Plan, as amended, (incorporated by reference to Appendix A to Proxy Statement dated
                 December 14, 1995).

 10.19 Form of Purchase Agreement dated March 4, 1992 between the Company and each of the holders of the Junior Term Notes
                 (incorporated by reference to Exhibit
                 10(j) to the Registration Statement on
                 Form S-1 (Registration No. 33-46331)).

 10.20 Form of Registration Rights Agreement dated as of April 30, 1992 between the Company and each shareholder of the Company
                 (incorporated by reference to Exhibit
                 10(k) to the Registration Statement on
                 Form S-1 (Registration No. 33-46331)).

 10.21*          Dyersburg Corporation Non-qualified Stock Option
                 Plan for Employees of Acquired Companies
                 (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-8
                 (Registration No. 33-74350)), as amended,
                 (incorporated by reference to Appendix A to Proxy Statement dated December 14,
                 1995).


                               INDEX TO EXHIBITS


EXHIBIT
  NO.                           DESCRIPTION
-------  ---------------------------------------------------
10.22            Amended and Restated First Amendment to Amended
                 and Restated Reducing Revolving Credit
                 Agreement, dated as of January 13, 1994
                 (incorporated by reference to Exhibit 10.1
                 to the Quarterly Report on Form 10-Q for
                 the quarter ended January 1, 1994).

10.23            Seasonal Working Capital Agreement, dated as of
                 January 1, 1994, by and among Dyersburg Fabrics Inc.,
                 Trust Company Bank, and Dyersburg Corporation
                 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
                 January 1, 1994).

10.24            Supplement to Amended and Restated Guaranty
                 Agreement, dated as of January 1, 1994,
                 made by Dyersburg Corporation in favor of Trust Company Bank (incorporated by reference to Exhibit 10.3 to the Quarterly
                 Report on Form 10-Q for the quarter ended
                 January 1, 1994).

10.25            Second Amended and Restated Reducing Revolving
                 Credit Agreement, dated as of April 10, 1996, by and among Dyersburg Corporation, Dyersburg
                 Fabrics Inc., DFIC, Inc., Dyersburg Fabrics
                 Limited Partnership, I, SunTrust Bank, Atlanta, as agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Dyersburg Corporation's Form 10-Q for the quarter ended March 30, 1996).

10.26            Second Amended and Restated Revolving Credit
                 Note of Dyersburg Fabrics Limited Partnership, I, dated as of April 10, 1996, payable to SunTrust
                 Bank, Atlanta, in the principal sum of $26,400,000
                 (incorporated by reference to Exhibit 10.2 to Dyersburg Corporation's Form 10-Q for the quarter ended March 30, 1996).


                               INDEX TO EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
-------  ---------------------------------------------------
10.27            Second Amended and Restated Revolving Credit
                 Note of Dyersburg Fabrics Limited Partnership, I,
                 dated as of April 10, 1996, payable to NBD Bank,
                 in the principal sum of $18,000,000 (incorporated
                 by reference to Exhibit 10.3 to Dyersburg
                 Corporation's Form 10-Q for the quarter ended
                 March 30, 1996).

10.28            Second Amended and Restated Revolving Credit
                 Note of Dyersburg Fabrics Limited Partnership, I, dated as of April 10, 1996, payable to National City
                 Bank, Kentucky, in the principal sum of
                 $15,200,000 (incorporated by reference to
                 Exhibit 10.4 to Dyersburg Corporation's Form
                 10-Q for the quarter ended March 30, 1996).

10.29            Second Amended and Restated Revolving Credit
                 Note of Dyersburg Fabrics Limited Partnership, I, dated as of April 10, 1996, payable to The Bank of Tokyo-Mitsubishi, Ltd., Atlanta Agency, in the principal sum of $15,200,000 (incorporated by reference to Exhibit 10.5 to Dyersburg Corporation's
                 Form 10-Q for the quarter ended March 30, 1996).

10.30            Seconded Amended and Restated Revolving Credit
                 Note of Dyersburg Fabrics Limited Partnership, I, dated as of April 10, 1996, payable to Wachovia
                 Bank of Georgia, N.A., in the principal sum of $5,200,000 (incorporated by reference to Exhibit
                 10.6 to Dyersburg Corporation's Form 10-Q for the quarter ended March 30, 1996).

10.31 Second Amended and Restated Guaranty Agreement, dated as of April 10, 1996, by Dyersburg Corporation,
                 Dyersburg Fabrics Inc. and DFIC, Inc. in favor of
                 SunTrust Bank, Atlanta, as agent, and certain other financial institutions named therein
                 (incorporated by reference to Exhibit 10.7 to Dyersburg Corporation's Form 10-Q for the quarter ended March 30, 1996).

10.32 Amended and Restated Affiliate Guaranty Agreement, dated as of April 10, 1996, by United Knitting, Inc., United
                 Knitting Limited Partnership, I, and UKIC, Inc. in favor of SunTrust Bank, Atlanta, as agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.8 to Dyersburg Corporation's
                 Form 10-Q for the quarter ended March 30, 1996).


                               INDEX TO EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
-------  ---------------------------------------------------
10.33            Second Amended and Restated Working Capital
                 Agreement, dated as of April 10, 1996, by and
                 among Dyersburg Fabrics Limited Partnership, I,
                 Dyersburg Corporation, Dyersburg Fabrics, Inc.,
                 DFIC, Inc. and SunTrust Bank, Atlanta
                 (incorporated by reference to Exhibit 10-9 to
                 Dyersburg Corporation's Form 10-Q for the quarter
                 ended March 30, 1996).

10.34            Amended and Restated Working Capital Note of
                 Dyersburg Fabrics Limited Partnership, I, dated as of April 10, 1996, in favor of SunTrust Bank, Atlanta, in the principal sum of $1,000,000 (incorporated by reference to Exhibit 10.10 to Dyersburg Corporation's
                 Form 10-Q for the quarter ended March 30, 1996).

10.35            Second Amended and Restated Letter of Credit
                 Agreement dated as of July 1, 1990, among Dyersburg Fabrics Limited Partnership, I,
                 Dyersburg Fabrics Inc., Dyersburg Corporation,
                 DFIC, Inc., and SunTrust Bank, Atlanta, relating to $7,900,000 The Industrial Development Board of the City of Trenton, Tennessee Industrial Development
                 Revenue Bonds (Dyersburg Fabrics Inc. Project Series
                 1990)(incorporated by reference to Exhibit 10.11 to Dyersburg Corporation's Form 10-Q for the quarter ended March 30, 1996).

10.36 Amended and Restated Pledge and Security Agreement, dated as of July 1, 1990, made by, Dyersburg
                 Fabrics Limited Partnership, I, to
                 SunTrust Bank, Atlanta (incorporated by
                 reference to Exhibit 10.12 to Dyersburg
                 Corporation's Form 10-Q for the quarter
                 ended March 30, 1996).

10.37            First Amendment to Amended and Restated
                 Tennessee Deed of Trust and Security
                 Agreement, dated as of April 10, 1996, by and among Dyersburg Fabrics Inc., Dyersburg
                 Fabrics Limited Partnership, I, and
                 SunTrust Bank, Atlanta (incorporated by
                 reference to Exhibit 10.13 to Dyersburg
                 Corporation's Form 10-Q for the quarter
                 ended March 30, 1996).


                                      INDEX TO EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
-------  ---------------------------------------------------
10.38            Seconded Amended and Restated Security Agreement,
                 dated as of April 10, 1996, by and between
                 Dyersburg Fabrics Limited Partnership, I,
                 and SunTrust Bank, Atlanta (incorporated by
                 reference to Exhibit 10.14 to Dyersburg
                 Corporation's Form 10-Q for the quarter
                 ended March 30, 1996).

10.39 First Amendment, Limited Waiver and Consent, dated as of April 10. 1996, by and among Dyersburg Corporation, Dyersburg Fabrics Inc.,
                 Dyersburg Fabrics Limited Partnership, I, The
                 Equitable Life Assurance Society of the
                 United States, Equity Variable Life Insurance
                 Company, Public Employees Retirement
                 Association of Colorado, Northern Life Insurance
                 Company, and Bankers Security Life Insurance
                 Society (incorporated by reference to
                 Exhibit 10.15 to Dyersburg Corporation's
                 Form 10-Q for the quarter ended March 30, 1996).

10.40            Guaranty by Dyersburg Corporation of those certain
                 6.78% Senior Notes Dye 2005 in the aggregate principal amount of $25,000,000 originally issued by Dyersburg Fabrics Inc. (incorporated by reference to Exhibit 10.16 to Dyersburg Corporation's Form
                 10-Q for the quarter ended March 30, 1996).

10.41            Guaranty by Dyersburg Fabrics Inc. of those certain
                 6.78% Senior Notes Due 2005 in the aggregate principal amount of $25,000,000 originally issued by Dyersburg Fabrics Inc. (incorporated by reference to Exhibit 10.17 to Dyersburg
                 Corporation's Form 10-Q for the quarter ended
                 March 30, 1996).

10.42            Guaranty by DFIC, Inc. of those certain 6.78%
                 Senior Notes Due 2005 kin the aggregate principal amount of $25,000,000 originally issued by Dyersburg Fabrics Inc. (incorporated by reference to Exhibit 10.18 to Dyersburg Corporation's Form
                 10-Q for the quarter ended March 30, 1996).


                                      INDEX TO EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
-------  ---------------------------------------------------
10.43            Guaranty by United Knitting Limited Partnership, I,
                 of those certain 6.78% Senior Notes Due 2005 in the
                 aggregate principal amount of $25,000,000 originally
                 issued by Dyersburg Fabrics Inc. of those certain
                 6.78% Senior Notes Due 2005 in the aggregate
                 principal amount of $25,000,000 originally issued
                 by Dyersburg Fabrics Inc. (incorporated by reference
                 to Exhibit 10.19 to Dyersburg Corporation's Form
                 10-Q for the quarter ended March 30, 1996).

10.44            Guaranty by UKIC, Inc. of those certain 6.78% Senior
                 Notes Due 2005 in the aggregate principal amount of 25,000,000 originally issued by Dyersburg Fabrics Inc.
                 (incorporated by reference to Exhibit 10.20 to Dyersburg
                 Corporation's Form 10-Q for the quarter ended March 30,
                 1996).

10.45            First Amendment to Second Amended and Restated
                 Reducing Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Dyersburg
                 Corporation's Form 10-Q for the quarter ended
                 June 29, 1996).

10.46            Second Amendment to Second Amended and Restated Reducing
                 Revolving Credit Agreement dated as of September 25, 1996, by and among Dyersburg Corporation, Dyersburg Fabrics Inc.,
                 DFIC, Inc., Dyersburg Fabrics Limited Partnership, I,
                 SunTrust Bank, Atlanta, as agent, and certain other financial institutions named therein.

10.47 Limited Waiver and Consent dated as of September 26, 1996, by and among Dyersburg Corporation, Dyersburg Fabrics Inc.,
                 Dyersburg Fabrics Limited Partnership, I.  The Equitable
                 Life Assurance Society of the United States, Equitable
                 Variable Life Insurance Company, Public Employees Retirement
                 Association of Colorado, Northern Life Insurance Company and
                 Reliastar Bankers Security Life Insurance Company.

11               Computation of earnings per share.

21               Subsidiaries

23               Consent of Independent Auditors

27               Financial Data Schedule (for SEC use only)


*Compensatory Plan.