Form 10-Q
period 1997-01-04
DYERSBURG CORP
filed 1997-02-12
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 4, 1997
                           Commission File No. 1-11126


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
YES   X     No
    -----      -----

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

     Title of each          Number of shares outstanding as of February 11, 1997
--------------------------- ----------------------------------------------------
Common Stock $.01 par value                     13,132,480

INDEX TO FORM 10-Q


DYERSBURG CORPORATION

PART I--FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                     -----------
ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)


        Consolidated Condensed Balance Sheets at
           January 4, 1997, September 28, 1996, and
           December 30, 1995..............................................  3
        Consolidated Condensed Statements of Income
           for the Three Months Ended January 4, 1997
           and December 30, 1995..........................................  4
        Consolidated Condensed Statements of Cash
           Flows for the Three Months Ended
           January 4, 1997, and December 30, 1995.........................  5
        Notes to Consolidated Condensed Financial
           Statements.....................................................  6


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.....................................................  7


PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF
           SHAREHOLDERS...................................................  8

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K..................................  8

SIGNATURES................................................................  9

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

                                                    January 4,      September 28,     December 30,
                                                       1997              1996             1995
                                                    ----------      -------------     ------------
ASSETS

Current assets:
  Cash                                              $    464          $    983          $    622
  Accounts receivable, net                            24,817            42,427            21,243
  Inventories                                         32,215            23,248            29,116
  Prepaid expenses and other                             865               858             1,574
                                                    --------          --------          --------
       Total current assets                           58,361            67.516            52,555

  Intangibles                                         59,117            59,733            61,272
  Property, plant and equipment, net                  67,612            67,758            67,920
                                                    --------          --------          --------
Total assets                                        $185,090          $195,007          $181,747
                                                    ========          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                            $  7,726          $  8,296          $  7,953
  Accrued expenses                                     5,776             7,137             4,732
                                                    --------          --------          --------
       Total current liabilities                      13,502            15,433            12,685

  Deferred income taxes and other                      9,327             9,239             8,860
  Long-term debt                                      73,103            81,593            76,697
                                                    --------          --------          --------
Total liabilities                                     95,932           106,265            98.942
                                                    --------          --------          --------

Stockholders' Equity:
  Common stock                                           132               132               137
  Additional paid-in capital                          41,323            41,460            44,336
  Retained earnings                                   47,703            47,150            39,032
                                                    --------          --------          --------
Total stockholders' equity                            89,158            88,742            83,505
                                                    --------          --------          --------

Total liabilities and stockholder's equity          $185,090          $195,007          $181,747
                                                    ========          ========          ========




See notes to consolidated condensed financial statements.

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands except per share date)

                                                          Three Months Ended
                                                  ----------------------------------
                                                   January 4,           December 30,
                                                      1997                  1995
                                                  -----------          -------------
Net Sales                                         $    38,793          $     30,088

Costs and expenses:

   Cost of sales                                       30,350                24,338
   Selling, general and administrative                  5,810                 4,547
   Interest and amortization of
       debt costs                                       1,482                 1,420
                                                  -----------          ------------

Total costs and expenses                               37,642                30,305
                                                  -----------          ------------

Income (loss) before income taxes                       1,151                  (217)

Income taxes                                              467                   (93)
                                                  -----------          ------------

Net income (loss)                                 $       684          $       (124)
                                                  ===========          ============

   Earnings (loss) per primary and fully
      diluted common share and
      common equivalent share                     $      0.05          $      (0.01)
                                                  ===========          ============

   Dividends per share                            $      0.01          $       0.01
                                                  ===========          ============

   Weighted average shares outstanding             13,432,671            13,921,052



See notes to consolidated condensed financial statements.

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

                                                                   Three Months Ended
                                                            ----------------------------------
                                                            January 4,           December 30,
                                                               1997                   1995
                                                            -----------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                        $       684          $       (124)
   Adjustments to reconcile to net cash
     provided by operating activities
        Depreciation and amortization                             2,811                 2,986
        Deferred income taxes                                        88                    84
        Other-net                                                 6,700                 5,045
                                                            -----------          ------------
             Net cash provided by operating activities           10,283                 7,991

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                          (2,138)               (4,604)
   Other-net                                                         95                  (150)
                                                            -----------          ------------
              Net cash used in investing activities              (2,043)               (4,754)

CASH FLOWS FROM FINANCING ACTIVITIES
   Acquisition of common stock for treasury                        (160)               (2,490)
   Issuance of common stock                                          22                     0
   Retirement of debt                                               (58)                  (60)
   Net repayment of revolving credit agreement                   (8,432)                 (900)
   Dividends paid                                                  (131)                 (139)
                                                            -----------          ------------

             Net cash used in financing activities               (8,759)               (3,589)
                                                            -----------          ------------

             Net increase (decrease) in cash                       (519)                 (352)
Cash at beginning of period                                         983                   974
                                                            -----------          ------------

Cash at end of period                                       $       464          $        622
                                                            ===========          ============

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DYERSBURG CORPORATION

January 4, 1997


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial information as of September 28, 1996 has been derived from the audited financial statements of the Corporation, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. The results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996. The quarter ended January 4, 1997, included 14 weeks, while the quarter ended December 30, 1995, included 13 weeks.

NOTE B--INVENTORIES

                                    Jan. 4,          Sept. 28,        Dec. 30,
                                      1997             1996             1995
                                    --------         ---------        --------
                                                  (in thousands)
Raw Materials                       $ 6,801          $ 5,573          $ 4,644
Work in Process                      13,077            8,530           11,532
Finished Goods                       12,337            9,145           12,940
                                    -------          -------          -------
                                    $32,215          $23,248          $29,116
                                    =======          =======          =======

NOTE C--STOCK REPURCHASE

     On October 4, 1995, the Company approved a plan to repurchase up to 2,000,000 shares of Dyersburg Corporation common stock. The repurchase is expected to occur over a period of approximately 18 months and will be made at the discretion of the Company as warranted based upon market pricing. As of January 4, 1997, a total of 1,078,275 shares had been purchased under the repurchase plan at an aggregate cost of $5,573,554 or $5.17 per share, on average.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The net income for the first fiscal quarter of 1997 was $684,000, or $0.05 per share, versus a net loss of ($124,000), or ($.01) per share in the first fiscal quarter of the prior year. The weighted average number of shares outstanding in the quarter ended January 4, 1997, decreased to 13,135,133 from 13,921,052 in the first quarter of the prior year as a result of the Company's stock repurchase program.

     Net sales for the quarter ended January 4, 1997 increased by 29% to $38.8 million versus $30.1 million for the quarter ended December 30, 1995. The increase in net sales dollars was driven by an approximate 200% increase in outerwear shipments for the first quarter of 1997 as compared to the same period in 1996. Stretch fabrics enjoyed an increase of over 20%, while cotton jersey fabrics reflected strong sales volumes as well. Gross margins for the quarter improved to 21.8% for the first quarter of 1997 versus 19.1% for the same period in fiscal 1996. Margins benefited from an improved product mix combined with the overall increase in sales.

     Selling, general and administrative expenses increased 27.8% for the first quarter of fiscal 1997 compared to the same period in fiscal 1996. However , these same expenses as a percentage of sales were 14.9% for the first quarter, a decrease from 15.1% for the same period in 1996.

     Quarterly interest expense of $1,482,000 was approximately equal to that of the prior year. When compared to the higher sales volume for the period ended January 4, 1997; however, interest as a percentage of sales decreased to 3.8% in the fiscal 1997 quarter versus 4.7% in the comparable period in fiscal 1996. The effective tax rate for the first quarter of fiscal 1997 was approximately 41%, exceeding the federal statutory rate due to the nondeductibility for tax purposes of certain expense items, principally the amortization of goodwill.


Liquidity and Capital Resources

     Working capital at January 4, 1997, decreased to $44.9 million versus $52.1 at September 28, 1996, due primarily to a decline in accounts receivable reflecting the lower sales volume typically experienced in the first fiscal quarter as compared to the fourth fiscal quarter. The decrease was partially offset by a seasonal increase in inventories. The Company's current ratio was 4.32:1 and its debt-to-capital ratio was 45.1% at January 4, 1997, compared to 4.37:1 and 47.9%, respectively at September 28, 1996.

     Net receivables decreased from $42.4 million at September 28, 1996, to $24.8 million at January 4, 1997, as a result of seasonal sales levels. Inventories increased to $32.2 million during the first quarter of 1997 in anticipation of seasonally stronger sales for the remainder of the fiscal year.

     Capital expenditures for the three months ended January 4, 1997, were $2.1 million versus $4.6 million for the same period in the prior year. The Company anticipates that capital expenditures in fiscal 1997 will approximate the same level experienced in 1996 of $11.8 million.

     The Company's stock repurchase program was funded by cash flows from operations with purchases made at the Company's discretion when market pricing was deemed advantageous. A total of 27,000 shares were purchased during the quarter at an aggregate cost of $160,000 or $5.92 per share on average.

     At January 4, 1997, the Company had $32.3 million of unused available bank lines of credit. The Company believes that cash generated from operations and the available revolving credit facility will be sufficient to fund the capital spending, stock repurchase program and meet normal operating needs.

PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the three months ended January 4, 1997.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

         (a)  11    Statements regarding computation of
                    earnings per share.

              27    Financial Data Schedule (for SEC use only)

         (b) The Corporation did not file any reports on Form 8-K during the three months ended
                    January 4, 1997.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 12, 1997                       (s) William S. Shropshire, Jr.
                                        ---------------------------------------
                                            William S. Shropshire, Jr.
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            Secretary and Treasurer