Form 10-Q
period 1997-04-05
DYERSBURG CORP
filed 1997-05-16
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 5, 1997
                           Commission File No. 1-11126


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
YES   X   No
    -----    ------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Title of each            Number of shares outstanding as of April 5, 1997
---------------------------     ------------------------------------------------
Common Stock $.01 par value                          13,134,003

INDEX TO FORM 10-Q


DYERSBURG CORPORATION


PART I--FINANCIAL INFORMATION                                        PAGE NUMBER

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets at
              April 5, 1997, September 28, 1996, and
              March 30, 1996..................................................3
         Consolidated Condensed Statements of Income
              for the Three Months Ended April 5, 1997,
              and March 30, 1996; Six Months Ended
              April 5, 1997, and March 30, 1996...............................4
         Consolidated Condensed Statements of Cash
              Flows for the Six Months Ended
              April 5, 1997, and March 30, 1996...............................5
         Notes to Consolidated Condensed Financial
              Statements......................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................7



PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE
          OF SHAREHOLDERS.....................................................8

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES....................................................................9

EXHIBIT 11--COMPUTATION OF EARNINGS PER SHARE................................10

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

                                                   April 5,     September 28,    March 30,
                                                     1997           1996           1996
                                                   --------     -------------    ---------
ASSETS

Current assets:

  Cash............................................. $    478      $    983       $    378
  Accounts receivable, net.........................   37,716        42,427         31,689
  Inventories......................................   36,601        23,248         35,186
  Prepaid expenses and other.......................      615           858            990
                                                    --------      --------       --------

       Total current assets........................   75,410        67,516         68,243


  Intangibles......................................   58,734        59,733         61,193
  Property, plant and equipment, net...............   66,444        67,758         69,566
                                                    --------      --------       --------

Total assets....................................... $200,588      $195,007       $199,002
                                                    ========      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable........................... $ 10,988      $  8,296       $ 12,100
  Accrued expenses.................................    6,820         7,137          5,025
                                                    --------      --------       --------

       Total current liabilities...................   17,808        15,433         17,125

  Deferred income taxes and other..................    9,257         9,239          8,791
  Long-term debt...................................   82,511        81,593         88,947
                                                    --------      --------       --------
Total liabilities..................................  109,576       106,265        114,863
                                                    --------      --------       --------

Stockholders' Equity:
  Common stock.....................................      131           132            137
  Additional paid-in capital.......................   41,330        41,460         44,259
  Retained earnings................................   49,551        47,150         39,743
                                                    --------      --------       --------
Total stockholders' equity.........................   91,012        88,742         84,139
                                                    --------      --------       --------
Total liabilities and stockholders' equity......... $200,588      $195,007       $199,002
                                                    ========      ========       ========


See notes to consolidated condensed financial statements.

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands except per share data)

                                                Three Months Ended               Six Months Ended
                                            ---------------------------     ---------------------------
                                              April 5,       March 30,        April 5,       March 30,
                                                1997            1996            1997            1996
                                            -----------     -----------     -----------     -----------
Net Sales .............................     $    51,038     $    42,344     $    89,831     $    72,432

Costs and expenses:

   Cost of sales ......................          39,908          34,448          70,258          58,786
   Selling, general, and administrative           6,412           4,955          12,222           9,502
   Interest and amortization
      of debt costs ...................           1,467           1,494           2,949           2,914

                                            -----------     -----------     -----------     -----------

Total costs and expenses ..............          47,787          40,897          85,429          71,202

                                            -----------     -----------     -----------     -----------

Income before income taxes ............           3,251           1,447           4,402           1,230

Income taxes ..........................           1,272             599           1,739             506

                                            -----------     -----------     -----------     -----------

Net Income ............................     $     1,979     $       848     $     2,663     $       724

                                            ===========     ===========     ===========     ===========


Weighted average common
  shares outstanding ...................     13,132,882      13,674,476      13,134,049      13,797,764
                                            ===========     ===========     ===========     ===========

Per common share data:
    Net Income ........................     $      0.15     $      0.06     $      0.20     $      0.05

                                            ===========     ===========     ===========     ===========

                                            $      0.01     $      0.01     $      0.02     $      0.02
   Dividends
                                            ===========     ===========     ===========     ===========




See notes to consolidated condensed financial statements.

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

                                                             Six Months Ended
                                                          ----------------------
                                                          April 5,     March 30,
                                                            1997         1996
                                                          --------     --------
OPERATING ACTIVITIES
   Net Income ........................................    $  2,663     $    724
   Adjustments to reconcile to net cash
     provided by operating activities:
        Depreciation and amortization ................       5,971        6,005
        Deferred income taxes ........................          17           14
        Change in accounts receivable ................       4,710        5,232
        Change in inventories ........................     (13,353)     (12,949)
        Change in accounts payable ...................       2,692        1,586
        Other-net ....................................         (78)        (308)
                                                          --------     --------

            Net cash provided by operating activities        2,622          304


INVESTING ACTIVITIES
   Capital expenditures ..............................      (3,632)      (8,780)
   Other-net .........................................         (19)        (577)
                                                          --------     --------
            Net cash used in investing activities ....      (3,651)      (9,357)


FINANCING ACTIVITIES
   Retirement of debt ................................        (108)        (100)
   Net borrowing under revolving credit agreement ....       1,025       11,400
   Dividends paid ....................................        (262)        (276)
   Issuance of common stock ..........................          29          --
   Retirement of common stock ........................        (160)      (2,567)
                                                          --------     --------
             Net cash provided by financing activities         524        8,457
                                                          --------     --------

             Net decrease in cash ....................        (505)        (596)

Cash at  beginning of period .........................         983          974
                                                          --------     --------

Cash at end of period ................................    $    478     $    378
                                                          ========     ========




See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DYERSBURG CORPORATION

April 5, 1997

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation and its wholly-owned subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial information as of September 28, 1996, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Due to seasonal patterns, the results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996.

NOTE B--INVENTORIES

                                      Apr. 5,       Sept. 28,         Mar. 30,
                                       1997           1996             1996
                                      -------       --------          -------
                                                  (in thousands)
Raw Materials                         $ 8,121        $ 5,573          $ 6,608
Work in Process                        13,056          8,530           10,516
Finished Goods                         15,424          9,145           18,062
                                      -------        -------          -------
                                      $36,601        $23,248          $35,186
                                      =======        =======          =======


NOTE C--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the quarter ending January 3, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of diluted earnings per share for the three and six months ended April 5, 1997, and March 30, 1996, is immaterial.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the quarter ended April 5, 1997, increased by approximately 20.5% to $51.0 million versus $42.3 million for the quarter ended March 30, 1996. The increase in net sales dollars was driven by an approximate 60.8% increase in outerwear shipments for the second quarter of 1997 as compared to the same period in 1996. Stretch fabrics enjoyed an increase of over 18.0%, while cotton jersey fabrics reflected strong sales volumes as well. Infant sleepers increased 36.7% over the same period last year. Gross margins for the quarter improved to 21.8% for the second quarter of 1997 versus 18.6% for the same period in fiscal 1996. Margins benefited from an improved product mix combined with the overall increase in sales. The six month period ended April 5, 1997, consisted of 27 weeks compared to the six month period ended March 30, 1996, which had 26 weeks.

         Selling, general and administrative expenses increased 29.4% for the second quarter of fiscal 1997 compared to the same period in fiscal 1996. However, these same expenses as a percentage of sales were 12.6% for the first quarter versus 11.7% for the same period in 1996, and 13.6% for the first half of 1997 compared to 13.1% for the same period last year. The increase in expenses was primarily due to an increase in bad debt expense and salaries and benefits. Bad debt expense increased to $.32 million and $.86 million for the three and six month periods ended April 5, 1997, as compared to $.08 million and $.25 million for the same periods in 1996. The Company continually evaluates the adequacy of its allowance for bad debts based upon general trends and its specific analysis of certain accounts. Based upon this review and the risks associated with a few certain accounts, management deemed this increase necessary. Salaries and benefits increased to $3.33 million and $6.35 million for the three and six month periods ended April 5, 1997, as compared to $2.55 million and $4.96 million for the same periods in 1996. The increases in salaries and benefits were primarily due to increased profit sharing, sales and incentive bonuses due to increased profits, and to a lesser degree due to increased sales and marketing staff.

         Quarterly interest expense of $1.47 million was approximately equal to that of the prior year. When compared to the higher sales volume for the period ended April 5, 1997, however, interest as a percentage of sales decreased to 2.9% in the fiscal 1997 quarter versus 3.5% in the comparable period in fiscal 1996. The effective tax rate for the second quarter of fiscal 1997 was approximately 39% exceeding the federal statutory rate due to the nondeductibility for tax purposes of certain expense items, principally the amortization of goodwill.


Liquidity and Capital Resources

         Working capital at April 5, 1997, increased to $57.6 million versus $51.1 million at March 30, 1996, due primarily to an increase in accounts receivable of $6.0 million reflecting the higher sales volume this year. The Company's current ratio (current assets to current liabilities) was 4.23:1 and its debt-to-capital ratio was 47.6% at April 5, 1997, compared to 4.37:1 and 47.9% at September 28, 1996, and 3.98:1 and 51.4% at March 30, 1996.

         Net receivables increased from $24.8 million at January 4, 1997, to $37.7 million at April 5, 1997, as a result of seasonal sales levels. Inventories increased to $36.6 million during the second quarter of 1997 in anticipation of seasonally stronger sales for the remainder of the fiscal year.

         Capital expenditures for the six months ended April 5, 1997, were $3.6 million versus $8.8 million for the same period in the prior year. The Company anticipates that capital expenditures in fiscal 1997 will approximate $14 million as compared to $11.8 million in 1996.

         At April 5, 1997, the Company had $12.9 million of unused available bank lines of credit. The Company believes that cash generated from operations and the available revolving credit facility will be sufficient to fund the capital spending and normal operating needs.


PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held the Annual Meeting of Shareholders on January 22, 1997, (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected three Class II directors, L. R. Jalenak, Jr., T. Eugene McBride, and Patricia Hilsberg for three-year terms and until their successors are duly elected and qualified.

                                          For               Withheld (Abstain)
                                       ---------            ------------------
L. R. Jalenak, Jr.                     9,852,873                   7,400
T. Eugene McBride                      9,852,873                   7,400
Patricia Hilsberg                      9,851,873                   8,400

         The shareholders ratified the appointment of Ernst & Young LLP as the independent certified public accountants of the Company for fiscal 1997. There were 9,607,971 votes cast for such proposal, 248,002 votes cast against such proposal, and 4,300 votes withheld (abstain) with respect to such proposal.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     (a)      11       Statements regarding computation of
                       earnings per share.

              27       Financial Data Schedule (for SEC use only)

     (b) The Corporation filed a report on Form 8-K, effective April 17, 1997, regarding changes in control of registrant and a change in certain bylaws.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 1997                                /s/ William S. Shropshire, Jr.
                                            ----------------------------------
                                            William S. Shropshire, Jr.
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            Secretary and Treasurer