Form 10-Q
period 1997-07-05
DYERSBURG CORP
filed 1997-08-06
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 5, 1997
                           Commission File No. 1-11126


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

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     No
                                         -----      -----
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

      Title of each              Number of shares outstanding as of July 5, 1997
---------------------------      -----------------------------------------------
Common Stock $.01 par value                         13,139,658

INDEX TO FORM 10-Q


DYERSBURG CORPORATION


PART I - FINANCIAL INFORMATION                                           PAGE NUMBER
------------------------------                                           ------------
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets at
              July 5, 1997, September 28, 1996, and
              June 29, 1996.....................................................    3
         Consolidated Condensed Statements of Income
              for the Three Months Ended July 5, 1997,
              and June 29, 1996; Nine months Ended
              July 5, 1997, and June 29, 1996...................................    4
         Consolidated Condensed Statements of Cash
              Flows for the Nine Months Ended
              July 5, 1997, and June 29, 1996...................................    5
         Notes to Consolidated Condensed Financial
              Statements........................................................    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................    7



PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
               OF SHAREHOLDERS..................................................    8

ITEM 5--OTHER INFORMATION.......................................................    9

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................................    9

SIGNATURES  ....................................................................   10

EXHIBIT INDEX...................................................................   11


DYERSBURG CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

                                               July 5,  September 28,  June 29,
                                                1997        1996         1996
                                              --------  -------------  --------
ASSETS

Current assets:
  Cash ...................................    $  1,677    $    983    $    805
  Accounts receivable, net ...............      48,522      42,427      47,778
  Inventories ............................      30,456      23,248      30,340
  Prepaid expenses and other .............         846         858       1,125
                                              --------    --------    --------

       Total current assets ..............      81,501      67,516      80,048

  Intangibles ............................      58,181      59,733      60,048
  Property, plant and equipment, net .....      65,685      67,758      69,098
                                              --------    --------    --------

Total assets .............................    $205,367    $195,007    $209,194
                                              ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .................    $ 12,173    $  8,296    $ 10,669
  Accrued expenses .......................      11,982       7,137       8,459
                                              --------    --------    --------

       Total current liabilities .........      24,155      15,433      19,128

  Deferred income taxes and other ........       9,186       9,239       8,824
  Long-term debt .........................      75,837      81,593      93,339
                                              --------    --------    --------
Total liabilities ........................     109,178     106,265     121,291
                                              --------    --------    --------

Stockholders' equity:
  Common stock ...........................         131         132         137
  Additional paid-in capital .............      41,355      41,460      44,279
  Retained earnings ......................      54,703      47,150      43,487
                                              --------    --------    --------
Total stockholders' equity ...............      96,189      88,742      87,903

Total liabilities and stockholder's equity    $205,367    $195,007    $209,194
                                              ========    ========    ========





See notes to consolidated condensed financial statements.

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands except per share data)

                                       Three Months Ended                 Nine Months Ended
                                  ----------------------------      ----------------------------
                                     July 5,        June 29,           July 5,         June 29,
                                      1997            1996              1997             1996
                                  ----------------------------      ----------------------------
Net sales ..................      $    68,383      $    64,142      $   158,214      $   136,574

Costs and expenses:

   Cost of sales ...........           50,419           49,504          120,677          108,290
   Selling, general, and
     administrative ........            7,716            6,309           19,938           15,811
   Interest and amortization
     of debt costs .........            1,516            1,676            4,465            4,590
                                  -----------      -----------      -----------      -----------

Total costs and expenses ...           59,651           57,489          145,080          128,691
                                  -----------      -----------      -----------      -----------

Income before income taxes .            8,732            6,653           13,134            7,883

Income taxes ...............            3,449            2,772            5,188            3,278
                                  -----------      -----------      -----------      -----------

Net income .................      $     5,283      $     3,881      $     7,946      $     4,605
                                  ===========      ===========      ===========      ===========


Weighted average common
  shares outstanding .......       13,137,999       13,660,755       13,135,333       13,904,896
                                  ===========      ===========      ===========      ===========

Per common share data:
        Net income .........      $      0.40      $      0.28      $      0.60      $      0.33
                                  ===========      ===========      ===========      ===========
        Dividends ..........      $      0.01      $      0.01      $      0.03      $      0.03
                                  ===========      ===========      ===========      ===========




See notes to consolidated condensed financial statements.

DYERSBURG CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

                                                                         Nine Months Ended
                                                                       -----------------------
                                                                       July 5,        June 29,
                                                                         1997           1996
                                                                       --------       --------
OPERATING ACTIVITIES

   Net income ...................................................      $  7,946       $  4,605
   Adjustments to reconcile to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ............................         9,228          8,773
       Deferred income taxes ....................................           (54)            47
       Change in accounts receivable ............................        (6,096)       (10,857)
       Change in inventories ....................................        (7,208)        (8,102)
       Other-net ................................................         8,734          3,185
                                                                       --------       --------

            Net cash provided by (used in) operating activities .        12,550         (2,349)

INVESTING ACTIVITIES
   Capital expenditures .........................................        (5,685)       (10,777)
   Other-net ....................................................            84            225
                                                                       --------       --------

            Net cash used in investing activities ...............        (5,601)       (10,552)

FINANCING ACTIVITIES
   Retirement of debt ...........................................          (157)          (151)
   Net (repayment) borrowing under revolving credit agreement ...        (5,600)        15,843
   Dividends paid ...............................................          (393)          (413)
   Issuance of common stock .....................................            55             43
   Retirement of common stock ...................................          (160)        (2,590)
                                                                       --------       --------

             Net cash (used in) provided by financing activities         (6,255)        12,732
                                                                       --------       --------

             Net increase (decrease) in cash ....................           694           (169)
Cash at beginning of period .....................................           983            974
                                                                       --------       --------

Cash at end of period ...........................................      $  1,677       $    805
                                                                       ========       ========





See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DYERSBURG CORPORATION

July 5, 1997


NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation and its wholly-owned subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial information as of September 28, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Due to seasonal patterns, the results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996.


NOTE B--INVENTORIES

                               July 5,               Sept. 28,                June 29,
                                1997                   1996                     1996
                           --------------        ----------------        -----------------
                                                  (in thousands)
Raw Materials              $        7,436        $          5,573        $           8,367
Work in Process                     9,470                   8,530                    7,643
Finished Goods                     13,550                   9,145                   14,330
                           --------------        ----------------        -----------------

                           $       30,456        $         23,248        $          30,340
                           ==============        ================        =================


NOTE C--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the quarter ending January 3, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of earnings per share for the three and nine months ended July 5, 1997 and June 29, 1996 is not expected to be material.

NOTE D - SUBSEQUENT EVENTS

         On July 15, 1997, the Company entered into a stock purchase agreement to acquire the stock of AIH Inc., a wholly owned subsidiary of WestPoint Stevens, Inc. for a cash purchase price of $126,000,000. Management intends to finance the purchase through a combination of new Senior Subordinated Notes and an extended revolving credit facility. The acquisition is expected to be consummated before the October 4, 1997 fiscal year end.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net Sales. Net sales for the first nine months of fiscal 1997 increased 15.8% to $158.2 million from $136.6 million in the first nine months of fiscal 1996. The increase resulted primarily from an increase in sales of the Company's value-added outerwear fleece fabrics, which increased by approximately 68%, and sales of infant blanket sleepers, which increased by approximately 30%. These increases were partially offset by decreased sales of active-wear acrylic and active-wear cotton fabrics. Net sales for the quarter ended July 5, 1997, increased 6.6% to $68.4 million from $64.1 million for the quarter ended June 29, 1996. The increase in net sales resulted from an increase in sales of infant blanket sleepers and outerwear fleece products for the third quarter of fiscal 1997 as compared to the same period in fiscal 1996.

         Gross Profit. Gross profit in the first nine months of fiscal 1997 increased to 23.7% of net sales from 20.7% in the comparable period of the prior year. Gross margin improved to 26.3% for the third quarter of 1997 versus 22.8 % for the same period in fiscal 1996. These increases resulted primarily from the shift in the Company's product mix to higher margin, value-added fabrics, particularly outerwear fleece fabrics, lower raw material costs and lower production costs as a result of the Company's plant modernization program.

         Selling, General and Administrative Expenses. Selling, general, and administrative expenses in the first nine months of fiscal 1997 increased 26.1% to $19.9 million from $15.8 million in the comparable period in fiscal 1996. Selling, general and administrative expenses increased 22.3% for the third quarter of fiscal 1997 compared to the same period in fiscal 1996. However, these same expenses as a percentage of sales were 11.3% for the third quarter of 1997 versus 9.8% for the same period in fiscal 1996, and 12.6% for the first nine months of fiscal 1997 compared to 11.6% for the same period in fiscal
1996. For the nine and three months ended July 5, 1997, the increases were primarily due to an increase in incentive compensation resulting from the Company's increased profitability, such expenses increasing by $2.1 million and $0.7 million, respectively, and a $1.1 million and $0.6 million increase, respectively, in bad debt expense resulting from increased reserves attributable to specific customer accounts. Before giving effect to these items, selling, general and administrative expenses as a percentage of net sales declined in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for the first nine months of fiscal 1997 of $4.5 million were relatively unchanged from the comparable period in fiscal 1996. Third quarter interest expense of $1,516,000, was 9.5% lower than the same period in fiscal 1996.

         Federal and State Income Taxes. Federal and state income taxes of $5.2 million for the first nine months of fiscal 1997 and $3.3 million for the comparable period in fiscal 1996 were higher than the federal statutory rate due to state income taxes and the non-deductibility of goodwill amortization. The effective tax rate declined to 39.5% in the first nine months of fiscal 1997 primarily due to a legal restructuring implemented by the Company in fiscal 1996 which resulted in a reduction in certain state taxes. The impact of the restructuring is expected to continue into future periods.


Liquidity and Capital Resources

         Working capital at July 5, 1997, decreased to $57.3 million versus $60.9 million at June 29, 1996, due primarily to an increase in accrued expenses of $3.5 million reflecting the higher tax and compensation accruals due to the higher income to date in fiscal 1997. The Company's current ratio (current assets to current liabilities) was 3.37:1 and its debt-to-capital ratio was 44.1% at July 5, 1997, compared to 4.37:1 and 47.9% at September 28, 1996 and 4.18:1 and 51.5% at June 29, 1996.

         Net receivables increased from $37.7 million at April 5, 1997, to $48.5 million at July 5, 1997, as a result of seasonal sales levels. Inventories decreased from $36.6 million to $30.5 million during the third quarter of fiscal 1997 in anticipation of seasonally weaker sales for the remainder of the fiscal year.

         Capital expenditures for the nine months ended July 5, 1997, were $5.7 million versus $10.8 million for the same period in the prior year. The Company anticipates that capital expenditures in fiscal 1997 will approximate $11.0 million as compared to $11.8 million in 1996.

         At July 5, 1997, the Company had $19.4 million of unused available bank lines of credit. The Company believes that cash generated from operations and the available revolving credit facility will be sufficient to fund the capital spending and normal operating needs.



PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders.

Item 5.  Other Information
--------------------------------------------------------------------------------


         On July 15, 1997, the Company entered into a Stock Purchase Agreement with each of Alamac Sub Holdings Inc. ("Seller"), AIH Inc. ("Alamac") and WestPoint Stevens Inc. ("WestPoint Stevens") pursuant to which the Company will acquire all of the outstanding capital stock of Alamac (the "Acquisition"). Through its four manufacturing facilities located in North Carolina, Alamac manufactures and sells knitted fabrics primarily to manufacturers of men's, women's and children's apparel. The cash purchase price (the "Purchase Price") to be paid by the Company in the Acquisition will be $126.0 million, subject to adjustment for changes in working capital and certain other items related to pension assets and liabilities subsequent to December 31, 1996. The closing of the Acquisition is required to occur on or before September 15, 1997. Prior to consummation of the Acquisition, Alamac will transfer all of its cash and assets related to its Whitmire, South Carolina spinning plant to WestPoint Stevens or one of its affiliates and, accordingly, such assets will not be owned by Alamac following the Acquisition. In addition, under its current financing arrangements, Alamac sells its accounts receivable and, as a result, the Company will not acquire Alamac's accounts receivable. Accordingly, the Company estimates that, in addition to the Purchase Price, it will be required to finance approximately $40.0 to $45.0 million of additional working capital following the closing of the Acquisition.

         The respective obligations of the Company, Seller and WestPoint Stevens to effect the Acquisition are subject to the satisfaction of certain conditions, including (i) the termination or expiration of the relevant waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) obtaining all necessary consents and approvals, and (iii) the absence of any law or order which restrains, enjoins or otherwise prohibits the Acquisition. The obligations of the Company to effect the Acquisition are further conditioned on, among others (i) the absence of any material adverse change in Alamac's business, results of operations or financial condition prior to the closing and (ii) the Company having received sufficient funds to effect the closing.

         Pursuant to the Stock Purchase Agreement, the Company and WestPoint Stevens will enter into an Interim Services Agreement pursuant to which WestPoint Stevens will provide certain information, credit, accounts receivable, accounts payable, purchasing and other corporate services for a period of up to nine months following the closing.

         The Company intends to use the net proceeds from a proposed private placement of $125.0 million in aggregate principal amount of Senior Subordinated Notes due 2007 (the "Offering"), together with borrowings under a $160.0 million revolving credit and term loan agreement (the "New Credit Facility"), to finance the Purchase Price and working capital needs, repay amounts outstanding under the Company's existing credit facility and certain other indebtedness and pay related fees and expenses.


Item 6.  Exhibits and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)(1) Exhibits:

    11 -- Statements regarding computation of earnings per share

    27 -- Financial Data Schedule

   (2) Financial Statements of Business to be Acquired:

       Report of Independent Auditors

       Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 1995 and
           December 31, 1996

         Consolidated Statements of Operations for the years ended
           December 31, 1994, December 31, 1995 and December 31, 1996

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1994, December 31, 1995 and December 31, 1996

         Notes to Consolidated Financial Statements

       Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of December 31,
           1996 and June 30, 1997

         Condensed Consolidated Statements of Operations for the six months ended June 30, 1996 and June 30, 1997

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1997

         Notes to Condensed Consolidated Financial Statements


   (3) Pro Forma Financial Information:

       Unaudited Pro Forma Condensed Consolidated Financial Statements:

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended September 28, 1996

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended July 5, 1997

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended July 5, 1997

         Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

         Unaudited Pro Forma Condensed Consolidated Balance Sheet as of
           July 5, 1997

         Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet


(b) The Company filed a Current Report on Form 8-K, effective April 17, 1997 regarding changes in control of the Company and a change in certain provisions of its Bylaws.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 4, 1997                        /s/  William S. Shropshire, Jr.
                                      -----------------------------------------
                                           William S. Shropshire, Jr.
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

EXHIBIT INDEX
--------------------------------------------------------------------------------

(a)(1) Exhibits:

    11 -- Statements regarding computation of earnings per share

    27 -- Financial data schedule

   (2) Financial Statements of Business to be Acquired:

       Report of Independent Auditors

       Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 1995 and
           December 31, 1996

         Consolidated Statements of Operations for the years ended
           December 31, 1994, December 31, 1995 and December 31, 1996

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1994, December 31, 1995 and December 31, 1996

         Notes to Consolidated Financial Statements

       Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of December 31,
           1996 and June 30, 1997

         Condensed Consolidated Statements of Operations for the six months ended June 30, 1996 and June 30, 1997

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1997

         Notes to Condensed Consolidated Financial Statements


   (3) Pro Forma Financial Information:

       Unaudited Pro Forma Condensed Consolidated Financial Statements:

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended September 28, 1996

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended July 5, 1997

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended July 5, 1997

         Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

         Unaudited Pro Forma Condensed Consolidated Balance Sheet as of
           July 5, 1997

         Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
WestPoint Stevens Inc.

     We have audited the accompanying consolidated balance sheets of AIH Inc., a subsidiary of WestPoint Stevens Inc. (see Note 1) as of December 31, 1995 and 1996 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of WestPoint Stevens Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIH Inc., a subsidiary of WestPoint Stevens Inc. at December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP

Columbus, Georgia
May 19, 1997, except for
  Note 12, as to which
  the date is July 15, 1997

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,886   $  9,554
  Inventories (Note 4)......................................    29,267     30,123
  Other current assets......................................     2,649      2,876
                                                              --------   --------
          Total current assets..............................    37,802     42,553
Property, plant and equipment, net (Notes 2 and 4)..........   107,269    104,194
                                                              --------   --------
          Total assets......................................  $145,071   $146,747
                                                              ========   ========
                    LIABILITIES AND OWNER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,508   $  5,673
  Accrued employee related liabilities......................     3,913      4,362
  Deferred income taxes (Note 6)............................     2,674      2,192
  Intercompany, net (Notes 4, 7 and 8)......................     1,583        626
  Accrued interest (Note 4).................................     1,609         --
  Other accrued liabilities (Note 3)........................     3,527      3,228
                                                              --------   --------
          Total current liabilities.........................    19,814     16,081
Long-term related party debt (Note 4).......................    71,000     76,603
Deferred income taxes (Note 6)..............................    19,296     19,393
Commitment and contingencies (Notes 4, 9 and 10)
Owner's equity (Notes 7 and 8)..............................    34,961     34,670
                                                              --------   --------
          Total liabilities and owner's equity..............  $145,071   $146,747
                                                              ========   ========

                            See accompanying notes.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1994       1995       1996
                                                              --------   --------   --------
Net sales...................................................  $249,935   $231,721   $222,019
Cost of goods sold..........................................   213,831    206,842    196,518
                                                              --------   --------   --------
          Gross earnings....................................    36,104     24,879     25,501
                                                              --------   --------   --------
Selling, general and administrative expenses................    20,678     19,733     17,495
Amortization of excess reorganization value.................    33,624     25,229         --
                                                              --------   --------   --------
          Operating earnings (loss).........................   (18,198)   (20,083)     8,006
                                                              --------   --------   --------
Securitization expense on sale of accounts receivable (Note
  4)........................................................     1,057      1,184        955
Interest expense (Note 4)...................................        --      5,514      7,942
Royalty expense.............................................     7,120      5,275         --
Other (income) expense, net.................................        --        (18)      (219)
                                                              --------   --------   --------
Net loss before income tax expense (benefit)................   (26,375)   (32,038)      (672)
Income tax expense (benefit) (Note 6).......................     2,835     (2,683)      (385)
                                                              --------   --------   --------
          Net loss..........................................  $(29,210)  $(29,355)  $   (287)
                                                              ========   ========   ========

                            See accompanying notes.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1994       1995      1996
                                                              --------   --------   -------
OPERATING ACTIVITIES:
  Net loss..................................................  $(29,210)  $(29,355)  $  (287)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Amortization of excess reorganization value............    33,624     25,229        --
     Depreciation and other amortization....................    11,976     11,117     8,059
     Deferred income taxes..................................     2,835     (2,683)     (385)
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (233)       424        --
       Inventories..........................................    (1,692)      (352)     (856)
       Other current assets.................................    (2,004)      (373)     (227)
       Accounts payable and other liabilities...............    (1,277)     3,215    (1,134)
       Employee related liabilities.........................       (99)       552       449
                                                              --------   --------   -------
Net cash provided by operating activities...................    13,920      7,774     5,619
                                                              --------   --------   -------
INVESTING ACTIVITIES:
  Capital expenditures......................................   (24,475)    (9,757)   (4,998)
  Net proceeds from sale of assets..........................     3,285        261        --
                                                              --------   --------   -------
Net cash used in investment activities......................   (21,190)    (9,496)   (4,998)
                                                              --------   --------   -------
FINANCING ACTIVITIES:
  Intercompany, net.........................................     7,270      5,999      (943)
  Indebtedness
     Related party borrowings...............................        --     72,609     3,994
     Credit Facility
       Borrowings...........................................        --         --     2,000
       Repayments...........................................        --         --    (2,000)
  Dividends.................................................        --    (71,000)       (4)
                                                              --------   --------   -------
Net cash provided by financing activities...................     7,270      7,608     3,047
                                                              --------   --------   -------
Increase in cash and cash equivalents.......................        --      5,886     3,668
Cash and cash equivalents at beginning of year..............        --         --     5,886
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $     --   $  5,886   $ 9,554
                                                              ========   ========   =======

                            See accompanying notes.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts and operations of AIH Inc. ("AIH") and its wholly owned subsidiaries, Alamac Knit Fabrics, Inc. and Alamac Enterprises, Inc. (collectively "Alamac"). AIH is a wholly owned indirect subsidiary of Alamac Holdings Inc. ("Holdings"), which is an indirect subsidiary of WestPoint Stevens Inc. ("WestPoint"). All material intercompany accounts and transactions have been eliminated. AIH was incorporated in September 1995 and its primary asset is its investment in its wholly owned subsidiaries. Prior to becoming an AIH subsidiary in September 1995, Alamac Knit Fabrics, Inc. ("Knit Fabrics") was a wholly owned subsidiary of Alamac Holdings Inc., another WestPoint subsidiary company. Alamac Enterprises, Inc. ("AE"), was incorporated in September 1995 and its primary assets are trademarks and patents used by Knit Fabrics. Prior to September 1995 such trademarks and patents were owned by another WestPoint subsidiary. Operating results in the accompanying consolidated financial statements for periods prior to September 1995 are based on the operating results of Knit Fabrics.

BUSINESS

     Alamac manufactures and sells knitted fabrics primarily to manufacturers of men's, women's and children's apparel. Alamac also supports a close working relationship with major retailers to provide fabric, fashion and color direction, quality standards specifications and customer service programs where required.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Alamac records revenues principally when products are shipped to customers. Consistent with recognized practice in the textile industry, Alamac also records revenues to a lesser extent (approximately 7%, 5% and 3% of total revenues for the years ended December 31, 1994, 1995 and 1996, respectively) on a bill and hold basis under which the goods are complete, packaged and ready for shipment. These goods are effectively segregated from inventory which is available for sale, the risks of ownership of the goods have passed to the customer, and the underlying customer orders are supported by contracts or written confirmations. The credit status of each customer is approved and monitored. Also see Note 4 "Indebtedness -- Accounts Receivable Securitization". Sales to one customer represented approximately 13%, 16% and 15% of net sales for the years ended December 31, 1994, 1995 and 1996, respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject Alamac to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

     Alamac maintains cash and cash equivalents and certain other financial instruments with various financial institutions. Alamac performs periodic evaluations of the relative credit standing of those financial institutions that are considered in Alamac's investment strategy.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising Alamac's customer base. However, as of December 31, 1996, substantially all of Alamac's sales were to companies in the apparel industry.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on deposit with banks. Deposits with banks are generally insured in limited amounts. All liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Short-term investments totaling approximately $5.9 million and $9.6 million are included in cash and cash equivalents at December 31, 1995 and 1996, respectively. These investments are carried at cost, which approximates market value.

INVENTORIES

     Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 1995 and 1996, approximately 85% of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remainder of the inventories (approximately $4.5 million and $4.7 million at December 31, 1995 and 1996, respectively) are valued at the lower of cost (substantially first-in, first-out method) or market.

     Inventories consist of the following (in thousands of dollars):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Finished goods..............................................  $ 9,451    $ 7,967
Work in progress............................................    5,595      7,532
Raw materials and supplies..................................   17,262     16,901
                                                              -------    -------
                                                               32,308     32,400
LIFO reserve................................................   (3,041)    (2,277)
                                                              -------    -------
                                                              $29,267    $30,123
                                                              =======    =======

PROPERTY, PLANT AND EQUIPMENT

     As a result of WestPoint's adoption of Fresh Start reporting as of September 30, 1992, property, plant and equipment balances were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

     Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $12.0 million, $11.1 million, and $8.1 million in the years ended December 31, 1994, 1995 and 1996, respectively. (See Note 2 "Change in Accounting Estimate".)

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED TO IDENTIFIABLE ASSETS ("EXCESS REORGANIZATION VALUE")

     In September 1992, WestPoint completed a "prepackaged" plan of reorganization and, in accordance with SOP 90-7, WestPoint established a new basis of accounting ("Fresh Start"). In Fresh Start reporting, WestPoint's assets and liabilities were adjusted to their fair values as of September 30, 1992. The excess of the reorganization value over the value of identifiable assets was reported as Excess Reorganization Value at

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

September 30, 1992. Excess Reorganization Value of approximately $95 million was allocated to Alamac and has been amortized on a straight-line basis over three years and was fully amortized by September 1995.

HEDGING TRANSACTIONS

     All of Alamac's cotton purchases are handled by WestPoint and charged to Alamac at actual cost. WestPoint engages in hedging activities within the normal course of its business. Management has been authorized to manage exposure to price fluctuations relevant to the purchase of cotton through the use of a variety of derivative nonfinancial instruments. Derivative nonfinancial instruments require or permit settlement by the delivery of commodities and include exchange traded commodity futures contracts and options. Gains and losses on these hedges, which were not material at December 31, 1995 and 1996, are deferred and subsequently recognized in operations as cost of goods sold in the same period as the hedged item. WestPoint does not hold or issue derivative instruments for trading purposes.

PENSION PLANS

     WestPoint has a number of defined benefit pension plans covering essentially all employees. The benefits are based on years of service and compensation. WestPoint's practice is to fund amounts which are required by the Employee Retirement Income Security Act of 1974.

     WestPoint also sponsors an employee savings plan covering certain employees. Participants in this plan elect to make contributions as either a percent of earnings or a basic contribution. For the periods prior to December 31, 1994, there were no contributions by WestPoint for this plan. WestPoint amended the plan to provide for WestPoint contributions beginning in 1995 (see
Note 5 "Employee Benefit Plans -- Retirement Savings Plan").

OTHER EMPLOYEE BENEFITS

     WestPoint accounts for post-retirement and post-employment benefits in accordance with FAS 106, "Employer's Accounting for Post Retirement Benefits Other Than Pensions" and FAS 112, "Employer's Accounting for Post Employment Benefits."

STOCK BASED COMPENSATION

     WestPoint grants stock options for a fixed number of shares of its common stock in accordance with certain of its benefit plans. WestPoint accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant.

INCOME TAXES

     WestPoint accounts for income taxes under FAS 109, "Accounting for Income Taxes". Under the provisions of FAS 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities. WestPoint and its subsidiaries file a consolidated federal income tax return and separate, combined or unitary state and local income tax returns in accordance with the filing requirements and options applicable in the jurisdiction in which income tax returns are required. Income tax expense for AIH is presented in the accompanying financial statements on a separate return basis consistent with the terms of a tax sharing agreement between AIH and WestPoint.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS

     WestPoint has adopted FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value, to the extent practical, of certain of Alamac's financial instruments. The fair value amounts do not necessarily represent the amount that could be realized in a sale or settlement. Alamac's financial instruments are comprised principally of long-term subordinated debt. (See Note 4 "Credit Arrangements".)

     The estimated fair value of long-term subordinated debt at December 31, 1996 approximates book value since, in management's opinion, such obligations are at market rates of interest for unsecured debt. Alamac does not anticipate settlement of long-term subordinated debt at other than book value and currently intends to hold this financial instrument through maturity.

     The fair value of other financial instruments classified as current assets or liabilities approximate their carrying values due to the short-term maturities of these instruments.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 1996, WestPoint adopted Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairments are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no impact on WestPoint's or AIH's financial position.

2.  CHANGE IN ACCOUNTING ESTIMATE

     Effective January 1, 1996, Alamac extended its estimates of useful lives for its property, plant and equipment. The effect of this change in estimate was to reduce depreciation expense by approximately $3.9 million for the year ended December 31, 1996. A summary of average economic lives assigned to property and equipment is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                        1994 AND 1995          1996
                                                        --------------    --------------
Buildings and buildings improvements..................  10 to 40 years    10 to 40 years
Furniture and fixtures................................   5 to 10 years     6 to 12 years
Machinery and equipment -- used.......................         8 years          13 years
Machinery and equipment -- new........................   8 to 15 years    10 to 18 years

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

     The composition of other accrued liabilities is as follows (in thousands of dollars):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Reserve for customer returns................................  $2,500    $2,500
Property taxes payable......................................     788       479
Other.......................................................     239       249
                                                              ------    ------
                                                              $3,527    $3,228
                                                              ======    ======

     Components of "Other (income) expense, net" are principally interest income from cash equivalents.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Alamac made state income tax payments of $.6 million, $.1 million and $-0-in the years ended December 31, 1994, 1995 and 1996, respectively. Alamac made interest payments of approximately $-0-, $3.9 million and $3.9 million in the years ended December 31, 1994, 1995, and 1996.

4.  CREDIT ARRANGEMENTS

BANK CREDIT AGREEMENT

     Alamac has a Credit Facility with certain lenders (collectively, the "Banks"), which consists of a $25.0 million revolving credit facility due May 23, 2001. At Alamac's option, interest under the Credit Facility will be payable either at the prime rate plus .25% or at LIBOR plus 1.5%. The loans under the Credit Facility are secured by the pledge of the inventories and certain other assets. Availability under the Credit Facility is determined by a borrowing calculation of 60% of FIFO inventory values, as defined. No amounts were outstanding under this facility at December 31, 1995 and 1996.

     All amounts outstanding under the Credit Facility reduce WestPoint's availability under its Senior Credit Facility. Additionally, the amounts outstanding under the WestPoint Senior Credit Facility are secured by the pledge of the stock of WestPoint's subsidiaries, including AIH.

     Alamac's credit agreement contains a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions. Certain provisions require Alamac to maintain certain financial ratios, such as a minimum cash flow coverage ratio and minimum tangible net worth, as defined. Additionally, intercompany payables and receivables balances occurring subsequent to November 1995 between Alamac and its WestPoint affiliates must be settled within 30 days of each month-end.

ACCOUNTS RECEIVABLE SECURITIZATION

     WestPoint, through a "bankruptcy remote" receivables subsidiary ("Receivables Subsidiary") has a trade receivables program ("Trade Receivables Program") which provides for the sale of accounts receivable, on a revolving basis. Alamac's trade receivables are sold to an affiliate in connection with this program. Alamac recognizes in its operating results, the anticipated periodic costs for bad debts, returns and allowances and other customer accommodations impacting the collection of trade receivables. At December 31, 1995 and 1996, all of Alamac trade receivables outstanding, totaling approximately $37.4 million and $37.0 million, respectively, had been sold to WestPoint and were outstanding. The sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. The Trade Receivables Program was financed through the issuance of (a) $115 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates"); (b) $18 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"), and (c) $27 million of Investor Revolving Certificates. The Class A Certificates and Class B Certificates bear interest at LIBOR plus .27% and LIBOR plus .57%, respectively, and the Investor Revolving Certificates bear interest at LIBOR plus .375%. The expected final payment date of amounts outstanding under the Trade Receivables Program is May 18, 1999, but earlier termination could occur upon the occurrence of certain defined events. The cost of the Trade Receivables Program allocated to Alamac, $1.1 million, $1.2 million and $1.0 million for the years ended December 31, 1994, 1995 and 1996, respectively, is charged to securitization expense in the accompanying Consolidated Statements of Operations.

     The Trade Receivables Program requires WestPoint and Receivables Subsidiary to perform certain servicing obligations with respect to the existing and future trade receivables sold by WestPoint. WestPoint is not subject to any financial covenants under the Trade Receivables Program, but the documentation for the

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Trade Receivables Program provides for early termination of the Trade Receivables Program and early payment of the securities issued thereunder upon certain events, which include the incurrence of losses or delinquencies on the receivables in excess of certain levels or the bankruptcy or insolvency of WestPoint.

RELATED PARTY INDEBTEDNESS

     In April 1995, Knit Fabrics, as payment of a $71.0 million dividend distribution, entered into an unsecured subordinated debt agreement with its parent company at that time, Alamac Holdings Inc. (the "Subordinated Agreement"). The Subordinated Agreement, with an original principal amount of $71 million at April 1995, bears interest at 11% payable semi-annually or, at the option of Knit Fabrics, can be converted to additional subordinated debt. Principal amounts outstanding under the Subordinated Agreement mature in April 1999. Accrued interest outstanding on the Subordinated Agreement at December 31, 1996 of approximately $1.7 million was converted to additional subordinated debt in April 1997 under the same terms as the Subordinated Agreement. Such interest has been classified as long-term related party debt in the accompanying Consolidated Balance Sheets. Additionally, during 1996 approximately $3.9 million of interest expense also was converted to additional related party debt.

5.  EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

     WestPoint has a defined benefit pension plan that covers substantially all its full-time employees including substantially all Alamac employees. Benefits are based on years of service and compensation. Benefits become vested upon completion of five years of service. No vesting occurs until the employee has completed five years of service. WestPoint's practice is to fund amounts which are required by the Employee Retirement Income Security Act of 1974.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarizes information including the plan's funded status as of the plan's December 31 year end and assumptions used to develop the net periodic pension expense for all WestPoint operations (in thousands of dollars):

                                                                  DECEMBER 31,
                                                     ---------------------------------------
                                                        1995                 1996
                                                     -----------   -------------------------
                                                     ACCUMULATED     ASSETS      ACCUMULATED
                                                      BENEFITS       EXCEED       BENEFITS
                                                       EXCEED      ACCUMULATED     EXCEED
                                                       ASSETS       BENEFITS       ASSETS
                                                     -----------   -----------   -----------
Actuarial present value of accumulated benefit
  obligations:
  Vested...........................................   $ 312,899     $ 85,620      $200,902
  Nonvested........................................       3,696        3,835         5,706
                                                      ---------     --------      --------
Accumulated benefit obligations....................     316,595       89,455       206,608
Effect of future salary increases..................      23,633           --        16,918
                                                      ---------     --------      --------
Projected benefit obligation.......................     340,228       89,455       223,526
Plan assets at fair value..........................     281,443      102,718       197,174
                                                      ---------     --------      --------
Projected benefit obligation less than (in excess
  of) plan assets..................................     (58,785)      13,263       (26,352)
Unrecognized net actuarial losses..................      75,670       15,458        27,089
Minimum pension liability adjustment...............     (52,037)          --       (10,171)
                                                      ---------     --------      --------
Pension related asset (liability)..................   $ (35,152)    $ 28,721      $ (9,434)
                                                      =========     ========      ========
Actuarial assumptions for funded status
  information:
  Discount rate....................................        7.25%        8.25%         8.25%
  Average rate of increase in compensation
     levels........................................         4.0%          --           3.5%

     At December 31, 1995, WestPoint changed the discount rate to 7.25% from 8.5% which increased the projected benefit obligation by approximately $43.5 million. At December 31, 1996, WestPoint changed the discount rate to 8.25% from 7.25% which decreased the projected benefit obligation by approximately $38.5 million.

     The provisions of Financial Accounting Standards Board Statement No. 87 Employee Accounting for Pensions (SFAS No. 87) require recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefits in excess of plan assets. At December 31, 1995 and 1996, minimum pension liability adjustments of $52.0 million ($32.0 million after related income taxes) and $10.2 million ($6.4 million after related income taxes), respectively, were included in WestPoint's Consolidated Financial Statements.

     Plan assets are primarily invested in United States Government and corporate debt securities, equity securities and fixed income insurance contracts. At December 31, 1995 and 1996, WestPoint's pension plans held Notes and Debentures of WestPoint with a market value of $13.2 million and $17.0 million, respectively.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pension expense included in WestPoint's Consolidated Financial Statements was calculated as follows (in thousands of dollars):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1994        1995        1996
                                                     --------    --------    --------
Service costs -- benefits earned during the year...  $  7,428    $  6,174    $  8,244
Interest cost on projected benefit obligation......    22,731      23,757      24,255
Actual loss (return) on plan assets................     5,026     (49,969)    (22,276)
Deferred actuarial gains (losses)..................   (22,285)     33,038      (1,170)
                                                     --------    --------    --------
Net pension expense................................  $ 12,900    $ 13,000    $  9,053
                                                     ========    ========    ========

     Total pension expense allocated to AIH for benefits to Alamac employees under this plan was approximately $2.3 million, $2.0 million and $1.3 million for the years ended December 31, 1994, 1995 and 1996, respectively.

     The assumptions used to develop the plan's funded status and expenses were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1994      1995      1996
                                                              ----      ----      -----
Assumptions:
  Discount rate.............................................   7.0%      8.5%      7.25%
  Expected long-term rate of return on plan assets..........   8.5%      8.5%      10.0%
  Average rate of increase in compensation levels...........   4.0%      4.0%       4.0%

RETIREMENT SAVINGS PLAN

     WestPoint amended its Retirement Savings Value Plan (the "401K Plan") effective January 1, 1995, to provide that WestPoint will match 50 percent of each employee's before-tax contributions up to two percent of the employee's compensation. WestPoint's contributions may be made either in cash or in shares of its common stock. During both 1995 and 1996, Alamac was allocated approximately $.4 million, of expense in connection with the 401K Plan.

OTHER POST-RETIREMENT BENEFIT PLANS

     In addition to sponsoring defined benefit pension plans, WestPoint sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. Amounts allocated to Alamac under these plans during the three years ended December 31, 1996 were not material.

6.  INCOME TAXES

     Alamac accounts for income taxes under FAS 109. Under FAS 109, deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total provision (benefit) for income taxes consisted of the following (in thousands of dollars):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1994      1995      1996
                                                           ------    -------    -----
Current..................................................  $   --    $    --    $  --
Deferred.................................................   2,835     (2,683)    (385)
                                                           ------    -------    -----
                                                           $2,835    $(2,683)   $(385)
                                                           ======    =======    =====

     Income tax expense (benefit) from operations differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1994       1995     1996
                                                             -------   --------   -----
Income tax expense (benefit) at federal statutory income
  tax rate.................................................  $(9,231)  $(11,213)  $(235)
State income taxes (net of effect of federal income tax)...      311       (374)   (150)
Amortization of Excess Reorganization Value................   11,768      8,830      --
Other -- net...............................................      (13)        74      --
                                                             -------   --------   -----
Income tax expense (benefit)...............................  $ 2,835   $ (2,683)  $(385)
                                                             =======   ========   =====

     Components of the net deferred income tax liability are as follows (in thousands of dollars):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................  $(21,978)  $(21,866)
  Inventories...............................................    (2,711)    (2,277)
  Other.....................................................        --       (427)
Deferred tax assets:
  Reserves for intercompany items, employee benefits and
     other..................................................     2,683      2,901
  Other.....................................................        36         84
                                                              --------   --------
                                                              $(21,970)  $(21,585)
                                                              ========   ========

7.  WESTPOINT CORPORATE ALLOCATIONS

     Corporate expenses of WestPoint, including corporate officers' salaries and related employee benefits, travel costs, and related support staff and operations (including cash management, accounting, tax and other corporate services) are allocated to the operating units of WestPoint. In addition, certain direct operating costs including pensions, property taxes, group health insurance, fire and other insurance, and workers compensation are recorded on a consolidated basis by WestPoint and allocated to the operating divisions. In the opinion of WestPoint's management, these charges have been made on a basis which is reasonable, however, they are not necessarily indicative of the level of expenses which might have been incurred by Alamac on a stand-alone basis.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Alamac was charged approximately $22.9 million, $22.9 million, and $19.4 million for these services and operating costs during the years ended December 31, 1994, 1995 and 1996, respectively, which was allocated between cost of goods sold and selling, general and administrative expenses as follows (in thousands of dollars):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1994      1995      1996
                                                            -------   -------   -------
Cost of goods sold........................................  $11,153   $11,646   $10,397
Selling, general and administrative expenses..............   11,715    11,283     9,015
                                                            -------   -------   -------
                                                            $22,868   $22,929   $19,412
                                                            =======   =======   =======

8.  SUMMARY ACTIVITY WITH WESTPOINT AND AFFILIATES

     Upon incorporation, AIH authorized 1,000 shares of $1.00 par value common stock. At December 31, 1995 and 1996, 100 shares of AIH common stock were issued and outstanding. The cumulative net earnings of, and net intercompany advances between, Knit Fabrics, AIH, and WestPoint affiliates as of the date of AIH's incorporation were deemed by management to be additional paid-in capital of AIH and are included in owners' equity.

     WestPoint provides centralized cash management for Alamac. Substantially all cash receipts are remitted to WestPoint and substantially all disbursements are made by WestPoint. There are no terms of settlement for interest charges on these intercompany accounts. However, intercompany payables and receivables balances occurring subsequent to November 1995 between Alamac and its WestPoint affiliates must be settled within 30 days of each month-end. Components of the activity with WestPoint and affiliates as reflected in the accompanying Consolidated Balance Sheets are as follows (in thousands of dollars):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Intercompany, net...........................................  $  1,583    $    626
Accrued interest............................................     1,609          --
Long-term related party debt................................    71,000      76,603
Owner's equity..............................................    34,961      34,670
                                                              --------    --------
                                                              $109,153    $111,899
                                                              ========    ========

     An analysis of the net transactions with WestPoint and affiliates are as follows (in thousands of dollars):

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1994        1995        1996
                                                      ---------   ---------   ---------
Net balances at the beginning of year...............  $ 152,880   $ 131,096   $ 109,153
  Gross sales.......................................   (254,726)   (235,452)   (225,874)
  Payments of direct operating costs and purchases
     of raw materials...............................    233,356     215,723     211,551
  WestPoint allocations.............................     22,868      22,929      19,412
  Intercompany borrowings...........................         --      72,609       3,994
  Other.............................................      5,928       2,603      (6,046)
  Net loss..........................................    (29,210)    (29,355)       (287)
  Dividends.........................................         --     (71,000)         (4)
                                                      ---------   ---------   ---------
Net balances at the end of year.....................  $ 131,096   $ 109,153   $ 111,899
                                                      =========   =========   =========

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  LITIGATION AND CONTINGENT LIABILITIES

     Alamac is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of Alamac's facilities may occasionally experience permit violation under such laws and regulations. Alamac believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. Alamac's operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace. Although Alamac does not expect that compliance with any such laws and regulations will adversely affect its operations, there can be no assurance such regulatory requirements will not become more stringent in the future or that Alamac will not incur significant costs in the future to comply with such requirements.

     Alamac is involved in various legal proceedings, as plaintiff, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to Alamac, will not have a material adverse effect on the financial condition or operations of Alamac taken as a whole.

10.  COMMITMENTS AND CONTINGENCIES

     Alamac has contracts to purchase steam, at a fixed price per thousand pounds through December 31, 2001, from electric power cogeneration plants located at two manufacturing facilities. The term of the steam purchase contracts are concurrent with ground leases between Alamac and the power supplier for the lease of land adjacent to its facilities on which the cogeneration plants are located. The steam purchase contracts and the ground leases have 15 year extension options subject price renegotiation.

     In November 1992, WestPoint entered into an agreement with a textile waste purchaser. Under the terms of the agreement, WestPoint agreed to sell certain textile by-products generated by WestPoint's facilities, including the Alamac facilities, through November 1997. The pricing, delivery and scheduling of shipments are determined pursuant to negotiations. In April 1997, WestPoint extended the agreement through November 2002 under substantially the same terms.

     Alamac has an agreement to provide engineering and technology consulting and knowledge transfer to Arvind Mills ("Arvind"), an Indian company entering the knit fabric industry. During the year ended December 31, 1995, Alamac has received approximately $1.7 million for services to Arvind in establishing a manufacturing facility with additional fees of approximately $900,000 due upon satisfactory commencement of commercial production at the facility. The facility is scheduled to begin production in early 1998. Also, Alamac has an agreement with Arvind to receive royalties based on Arvind's domestic and export sales for a period of six years from the start of commercial production.

     Certain office space in New York and certain machinery are subleased, through verbal arrangements with WestPoint, at terms which mirror the original lease terms. Certain of these leases have payment terms which result in payment amounts exceeding the amount of lease expense recognized during the period. The difference is reflected as a prepaid lease asset in the accompanying Consolidated Balance Sheets. Alamac also leases from third parties certain sales office space. The operating leases have various renewal options. Rental

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expense for operating leases, either directly charged or included in corporate allocations, was as follows (in thousands of dollars):

YEAR ENDED DECEMBER 31,                                   WESTPOINT    OTHER     TOTAL
-----------------------                                   ---------    -----    -------
1994....................................................   $ 4,191     $ 81     $ 4,272
1995....................................................     7,134       80       7,214
1996....................................................     7,056       80       7,136

     The minimum aggregate rentals under operating leases are payable to the lessors as follows (in thousands of dollars):

YEAR ENDED DECEMBER 31,                                   WESTPOINT    OTHER     TOTAL
-----------------------                                   ---------    -----    -------
1997....................................................   $ 2,974     $ 80     $ 3,054
1998....................................................     3,086       18       3,104
1999....................................................     2,284        6       2,290
2000....................................................     2,043       --       2,043
2001 and thereafter.....................................     1,464       --       1,464
                                                           -------     ----     -------
                                                           $11,851     $104     $11,955
                                                           =======     ====     =======

11.  SUBSEQUENT EVENT -- SALE OF YARN MILL (UNAUDITED)

     In May 1997, WestPoint's Board of Directors approved the purchase of Alamac's Whitmire yarn mill and related assets for a cash payment of approximately $25.0 million. Whitmire had a net book value of assets to be sold of approximately $21.7 million at December 31, 1996. WestPoint's Board of Directors has obtained a fairness opinion relative to this proposed transaction. The excess of cash proceeds over the net book value of assets to be sold will be treated as a capital transaction by AIH. The sale is expected to close in June 1997.

     The Whitmire yarn mill produced approximately 26.2 million pounds of yarn, of which, approximately 2.3 million pounds were sold to an affiliate for approximately $3.1 million during the year ended December 31, 1996. In the opinion of WestPoint's management, these related party sales are priced at the fair market value at the date of sale.

12.  SUBSEQUENT EVENT

     On July 15, 1997, WestPoint entered into a definitive agreement pursuant to which WestPoint will sell its subsidiaries AIH Inc., Alamac Knit Fabrics Inc. and Alamac Enterprises Inc., other than cash, accounts receivable and a yarn mill located in Whitmire, S.C., to Dyersburg Corporation ("Dyersburg") for approximately $126 million. Certain current liabilities and long-term debt on the accompanying balance sheets will not be assumed by Dyersburg. Such liabilities will be retained by WestPoint Stevens Inc. or retired at the closing date of the acquisition by Dyersburg. Dyersburg has entered into contractual commitments, subject to normal closing conditions, for the necessary financing to conclude this transaction. The transaction is subject to financing and customary closing conditions, including receipt of applicable regulatory clearances. It is anticipated that the transaction will be consummated in early September 1997.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                              DECEMBER 31,   JUNE 30,
                                                                  1996         1997
                                                              ------------   --------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $  9,554     $  2,135
  Inventories...............................................      30,123       32,785
  Other current assets......................................       2,876        3,317
                                                                --------     --------
          Total current assets..............................      42,553       38,237
Property, plant and equipment, net..........................     104,194      102,233
                                                                --------     --------
          Total Assets......................................    $146,747     $140,470
                                                                ========     ========

                           LIABILITIES AND OWNER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $  5,673     $  6,853
  Accrued employee related liabilities......................       4,362        3,200
  Deferred income taxes.....................................       2,192        2,456
  Intercompany, net.........................................         626       (1,529)
  Other accrued liabilities.................................       3,228        2,898
                                                                --------     --------
          Total current liabilities.........................      16,081       13,878
Long-term related party debt................................      76,603       80,735
Deferred income taxes.......................................      19,393       20,551
Owner's equity..............................................      34,670       25,306
                                                                --------     --------
          Total liabilities and owner's equity..............    $146,747     $140,470
                                                                ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                              SIX MONTHS ENDED JUNE 30
                                                              ------------------------
                                                                1996           1997
                                                              ---------      ---------
Net sales...................................................   $114,004       $127,793
Cost of goods sold..........................................    101,439        111,321
                                                               --------       --------
          Gross earnings....................................     12,565         16,472
Selling, general and administrative expenses................      9,473          8,012
                                                               --------       --------
          Operating earnings................................      3,092          8,460
Securitization expense on sale of accounts receivable.......        492            520
Interest expense............................................      3,861          4,132
Other (income) expense, net.................................       (101)          (257)
                                                               --------       --------
Net income (loss) before income tax expense (benefit).......     (1,161)         4,065
Income tax expense (benefit)................................       (495)         1,427
                                                               --------       --------
          Net income (loss).................................   $   (666)      $  2,638
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                 SIX MONTHS
                                                                ENDED JUNE 30
                                                              -----------------
                                                               1996      1997
                                                              ------    -------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (666)   $ 2,638
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and other amortization....................   4,100      4,268
     Deferred income taxes..................................    (495)     1,422
     Changes in operating assets and liabilities:
       Inventories..........................................     325     (2,662)
       Other current assets.................................    (455)      (441)
       Accounts payable and other liabilities...............    (436)       850
       Employee related liabilities.........................  (1,389)    (1,162)
       Other................................................       7         (7)
                                                              ------    -------
Net cash provided by operating activities...................     991      4,906
INVESTING ACTIVITIES:
  Capital expenditures......................................  (2,665)    (2,300)
                                                              ------    -------
Net cash used for investing activities......................  (2,665)    (2,300)
FINANCING ACTIVITIES:
  Intercompany, net.........................................  (1,397)    (2,155)
  Indebtedness:
     Related party borrowings (repayments)..................     (51)     4,132
     Credit facility borrowings.............................   1,000         --
  Dividends.................................................      --    (12,002)
                                                              ------    -------
Net cash used for financing activities......................    (448)   (10,025)
                                                              ------    -------
Decrease in cash and cash equivalents.......................  (2,122)    (7,419)
Cash and cash equivalents at beginning of period............   5,886      9,554
                                                              ------    -------
Cash and cash equivalents at end of period..................  $3,764    $ 2,135
                                                              ======    =======

     See accompanying notes to condensed consolidated financial statements.

                                    AIH INC.
                                A SUBSIDIARY OF
                             WESTPOINT STEVENS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of AIH Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the annual financial statements and footnotes thereto of AIH Inc. included herein.

2. SUBSEQUENT EVENT-SALE OF AIH INC.

     On July 15, 1997, WestPoint entered into a definitive agreement pursuant to which WestPoint will sell its subsidiaries AIH Inc., Alamac Knit Fabrics Inc. and Alamac Enterprises Inc., other than cash, accounts receivable and a yarn mill located in Whitmire, S.C., to Dyersburg Corporation ("Dyersburg") for approximately $126 million. Certain current liabilities and long-term debt on the accompanying balance sheets will not be assumed by Dyersburg. Such liabilities will be retained by WestPoint Stevens Inc. or retired at the closing date of the acquisition by Dyersburg. Also, see Note 11. "Subsequent Event-Sale of Yarn Mill" in the annual financial statements and footnotes thereto of AIH Inc. included herein. Dyersburg has entered into contractual commitments, subject to normal closing conditions, for the necessary financing to conclude this transaction. The transaction is subject to financing and customary closing conditions, including receipt of applicable regulatory clearances. It is anticipated that the transaction will be consummated in early September 1997.

     The accompanying condensed consolidated financial statements are derived from the historical books and records of AIH Inc. and do not give effect to any purchase accounting adjustments which Dyersburg may record as a result of its acquisition.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma condensed consolidated balance sheet as of July 5, 1997 and the unaudited pro forma condensed consolidated statements of operations for the fiscal year ended September 28, 1996 and the nine and twelve months ended July 5, 1997 (the "Pro Forma Financial Statements") are derived from (i) the Company's consolidated balance sheet as of July 5, 1997 and its consolidated income statements for the fiscal year ended September 28, 1996 and the nine and twelve months ended July 5, 1997, and (ii) the balance sheet of Alamac as of June 30, 1997 and its statements of operations for the year ended December 31, 1996 and the nine and twelve months ended June 30, 1997.

     The Pro Forma Financial Statements give effect to (i) the Acquisition, (ii) the Offering, (iii) the borrowings under the New Credit Facility and (iv) the application of the net proceeds from the Offering and the borrowings under the New Credit Facility to finance the Acquisition and repay amounts outstanding under existing debt agreements (collectively, the "Transactions"). The Pro Forma Financial Statements give effect to the Transactions as if they had occurred on July 5, 1997 in the case of the balance sheet, and on October 1, 1995 in the case of the statements of operations.

     The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The Pro Forma Financial Statements do not purport to represent what the Company's results of operations or financial position would actually have been had the Transactions in fact occurred on such dates or to project results of operations for or at any future period or date.

     The Acquisition will be accounted for under the purchase method of accounting. The total purchase price for the Acquisition will be allocated to the assets and liabilities acquired based upon their relative fair values at the closing of the Acquisition, based upon valuation and other studies which are not yet complete. The allocation of the purchase price reflected herein is subject to revision when additional information from the valuations and studies become available. However, the Company does not expect that the effects of the final allocation will differ materially from those set forth herein.

                             DYERSBURG CORPORATION
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 28, 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       DYERSBURG
                                      CORPORATION               ALAMAC
                                      YEAR ENDED              YEAR ENDED         PRO FORMA     PRO FORMA
                                 SEPTEMBER 28, 1996(A)   DECEMBER 31, 1996(A)   ADJUSTMENTS   CONSOLIDATED
                                 ---------------------   --------------------   -----------   ------------
Net sales......................        $195,866                $222,019                         $417,885
Cost of sales..................         152,884                 196,518          $  2,011(b)     351,413
Selling, general and
  administrative expenses......          20,707                  17,495            (2,111)(c)     36,091
Goodwill amortization..........           1,857                      --               577(d)       2,434
Interest and amortization of
  debt costs...................           6,164                   8,678             8,787(e)      23,629
                                       --------                --------          --------       --------
                                        181,612                 222,691             9,264        413,567
                                       --------                --------          --------       --------
Income (loss) before income
  taxes........................          14,254                    (672)           (9,264)         4,318
Federal and state income taxes
  (benefit)....................           5,854                    (385)           (3,335)(f)      2,134
                                       --------                --------          --------       --------
Net income (loss)..............        $  8,400                $   (287)         $ (5,929)      $  2,184
                                       ========                ========          ========       ========
Net income per share...........        $   0.62                                                 $   0.16
Weighted average common shares
  outstanding..................          13,643                                                   13,643

Other data:
     EBITDA(g).................        $ 31,848                                                 $ 48,013
     Ratio of EBITDA to
       interest expense........                                                                     2.0x

See accompanying notes to unaudited pro forma condensed consolidated statements of operations.

                             DYERSBURG CORPORATION
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED JULY 5, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              DYERSBURG
                                             CORPORATION         ALAMAC
                                             NINE MONTHS      NINE MONTHS
                                                ENDED            ENDED          PRO FORMA      PRO FORMA
                                             JULY 5, 1997   JUNE 30, 1997(A)   ADJUSTMENTS    CONSOLIDATED
                                             ------------   ----------------   -----------    ------------
Net sales..................................    $158,214         $183,728                        $341,942
Cost of sales..............................     120,677          160,026         $ 1,508(b)      282,211
Selling, general and administrative
  expenses.................................      18,538           11,560          (1,540)(c)      28,558
Goodwill amortization......................       1,400               --             433(d)        1,833
Interest and amortization of debt costs....       4,465            6,692           6,267(e)       17,424
                                               --------         --------         -------        --------
                                                145,080          178,278           6,668         330,026
                                               --------         --------         -------        --------
Income before income taxes.................      13,134            5,450          (6,668)         11,916
Federal and state income taxes.............       5,188            1,907          (2,400)(f)       4,695
                                               --------         --------         -------        --------
Net income.................................    $  7,946         $  3,543         $(4,268)       $  7,221
                                               ========         ========         =======        ========
Net income per share.......................    $   0.60                                         $   0.55
Weighted average common shares
  outstanding..............................      13,135                                           13,135
Other data:
  EBITDA (g)...............................    $ 26,717                                         $ 45,068
  Ratio of EBITDA to interest expense......                                                          2.6x

See accompanying notes to unaudited pro forma condensed consolidated statements of operations.

                             DYERSBURG CORPORATION
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        TWELVE MONTHS ENDED JULY 5, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                DYERSBURG           ALAMAC
                                               CORPORATION      TWELVE MONTHS
                                              TWELVE MONTHS         ENDED
                                                  ENDED            JUNE 30,        PRO FORMA     PRO FORMA
                                             JULY 5, 1997(A)       1997(A)        ADJUSTMENTS   CONSOLIDATED
                                             ---------------   ----------------   -----------   ------------
Net sales..................................     $217,506           $235,808                       $453,314
Cost of sales..............................      165,271            206,400         $ 2,011(b)     373,682
Selling, general and administrative
  expenses.................................       24,827             16,034          (2,088)(c)     38,773
Goodwill amortization......................        1,864                 --             577(d)       2,441
Interest and amortization of debt costs....        6,039              8,820           8,494(e)      23,353
                                                --------           --------         -------       --------
                                                 198,001            231,254           8,994        438,249
                                                --------           --------         -------       --------
Income before income taxes.................       19,505              4,554          (8,994)        15,065
Federal and state income taxes.............        7,764              1,537          (3,238)(f)      6,063
                                                --------           --------         -------       --------
Net income.................................     $ 11,741           $  3,017         $(5,756)      $  9,002
                                                ========           ========         =======       ========

Net income per share.......................     $   0.89                                          $   0.68
Weighted average common shares
  outstanding..............................       13,253                                            13,253

Other data:
  EBITDA(g)................................     $ 37,448                                          $ 59,126
  Ratio of EBITDA to interest expense......                                                           2.5x

See accompanying notes to unaudited pro forma condensed consolidated statements of operations.

                             DYERSBURG CORPORATION
              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

(a) The Company's statement of operations for the twelve months ended July 5, 1997 and Alamac's statements of operations for the nine and twelve months ended June 30, 1997 represent a compilation of statements of operations for each quarterly period in such nine and twelve-month periods. As a result, such statements of operations include estimates inherent in preparing interim financial statements. The operating results of the Company for the three months ended September 28, 1996 have been included in both the pro forma statements of operations for the year ended September 28, 1996 and the twelve months ended July 5, 1997. Net sales and net income of the Company for the three months ended September 28, 1996 were $59,292 and $3,795, respectively. The operating results of Alamac for the three months ended September 30, 1996 have been included in both the pro forma statements of operations for the year ended September 28, 1996 and the twelve months ended July 5, 1997. Net sales and net loss of Alamac for the three months ended September 30, 1996 were $52,080 and $526, respectively. The operating results of Alamac for the three months ended December 31, 1996 have been included in the pro forma statements of operations for the year ended September 28, 1996, and the nine and twelve months ended July 5, 1997. Net sales and net income of Alamac for the three months ended December 31, 1996 were $55,935 and $905, respectively.

(b) The assets of Alamac's Whitmire, South Carolina spinning plant are to be transferred to WestPoint Stevens prior to the Acquisition. The increase in cost of goods sold reflects the estimated incremental cost of purchasing yarn from third-party vendors at market rates compared to the Whitmire cost of production included in the historical Alamac statements of operations.

(c) Reflects the elimination of certain management and other fees allocated to Alamac by WestPoint Stevens for services which will not be incurred by Alamac under the Company's ownership. In addition to these management and other allocated fees, the Company has identified anticipated annual cost savings (which are not included in pro forma adjustments) of approximately $3,000 in selling, general and administrative expenses. The Company is in the process of developing formal plans to achieve these estimated savings. As management continues to gain additional information and formulate its transition strategy, other areas of potential cost savings may be identified. However, there can be no assurance that any of these anticipated savings can be achieved or that the effects of any such savings will not be offset by unexpected, unforeseen increases in other costs.

(d) Reflects the increased goodwill amortization expense based upon the preliminary purchase price allocation of the Acquisition, using the straight-line method over a 40-year life.

                             DYERSBURG CORPORATION
              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                    STATEMENTS OF OPERATIONS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

(e) Reflects the pro forma adjustment to interest expense with respect to the following:

                                                                                                TWELVE
                                                            FISCAL YEAR       NINE MONTHS       MONTHS
                                                               ENDED             ENDED          ENDED
                                                         SEPTEMBER 28, 1996   JULY 5, 1997   JULY 5, 1997
                                                         ------------------   ------------   ------------
    Interest expense and amortization of deferred debt
      costs incurred under the New Credit Facility at a
      LIBOR-based rate, assumed to be 8.0%, based on
      the pro forma estimated average outstanding
      balance of $129,000, $121,200 and $122,300 for
      each of the pro forma periods,
      respectively(1)(2)...............................       $10,679            $ 7,753       $10,425
    Interest expense and amortization of deferred debt
      costs incurred in connection with the $125,000 of
      Senior Subordinated Notes due 2007, at an assumed
      interest rate of 9.75%(2)........................        12,545              9,409        12,545
    Elimination of the Company's historical interest
      expense and fees associated with the existing
      credit facility and senior notes assumed to be
      repaid from the proceeds of the New Credit
      Facility and the Notes...........................        (5,540)            (3,871)       (5,281)
    Elimination of Alamac historical interest
      expense..........................................        (8,897)            (7,024)       (9,195)
                                                              -------            -------       -------
      Net increase in interest expense.................       $ 8,787            $ 6,267       $ 8,494
                                                              =======            =======       =======

---------

     (1) Includes interest on assumed outstanding borrowings in all periods presented of $42,500 to fund working capital. See note (e) of the notes to unaudited pro forma condensed consolidated balance sheet.
     (2) A 1/8% increase in the assumed interest rate on the Notes and New Credit Facility would increase interest expense by $317, $231 and $309 for the year ended September 28, 1996, and the nine and twelve months ended July 5, 1997, respectively.

(f) Reflects the income tax effect of the pro forma adjustments at the statutory rate of 36%.

(g) EBITDA represents income before interest and amortization of debt costs, federal and state income taxes, and depreciation and amortization. EBITDA is generally considered to provide information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

                             DYERSBURG CORPORATION
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JULY 5, 1997

                             (DOLLARS IN THOUSANDS)

                                           DYERSBURG         ALAMAC
                                          CORPORATION       JUNE 30,        PRO FORMA         PRO FORMA
                                          JULY 5, 1997        1997         ADJUSTMENTS       CONSOLIDATED
                                          ------------    -------------    -----------       ------------
ASSETS
Current assets:
  Cash..................................    $  1,677        $  2,135        $ (2,135)(a)       $  1,677
  Accounts receivable, net..............      48,522              --                             48,522
  Inventories...........................      30,456          32,785          (1,516)(a)         62,998
                                                                               1,273(c)
  Prepaid expenses and other............         846           4,846          (3,506)(a)          5,589
                                                                               3,403(c)
                                            --------        --------        --------           --------
Total current assets....................      81,501          39,766          (2,481)           118,786
Property, plant and equipment, net......      65,685         102,233         (18,262)(a)        149,656
Goodwill................................      57,697              --          23,072(c)          80,769
Deferred debt costs and other...........         484              --           6,700(b)           7,184
                                            --------        --------        --------           --------
Total assets............................    $205,367        $141,999        $  9,029           $356,395
                                            ========        ========        ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................    $ 12,173        $  6,853                           $ 19,026
  Accrued expenses......................      11,982           6,098        $ (1,143)(b)         20,899
                                                                               4,412(c)
                                                                                (450)(b)(d)
  Deferred income taxes.................          --           2,456          (2,456)(c)             --
  Current portion of long-term
     obligations........................          --              --           7,500(b)           7,500
                                            --------        --------        --------           --------
Total current liabilities...............      24,155          15,407           7,863             47,425
Deferred income taxes and other.........       9,186          20,551         (20,551)(c)          9,186
Long-term obligations...................      75,837          80,735         (80,735)(a)        204,395
                                                                             203,995(b)(e)
                                                                             (67,937)(b)
                                                                              (7,500)(b)
                                            --------        --------        --------           --------
Total liabilities.......................     109,178         116,693          35,135            261,006

Shareholders' equity:
  Common stock..........................         131              --                                131
  Additional paid-in capital............      41,355              --                             41,355
  Retained earnings.....................      54,703              --            (800)(b)(d)      53,903
  Net equity of Alamac..................          --          25,306          55,316(a)              --
                                                                             (80,622)(c)
                                            --------        --------        --------           --------
Total shareholders' equity..............      96,189          25,306         (26,106)            95,389
                                            --------        --------        --------           --------
Total liabilities and shareholders'
  equity................................    $205,367        $141,999        $  9,029           $356,395
                                            ========        ========        ========           ========

  See accompanying notes to unaudited pro forma condensed consolidated balance sheet.

                             DYERSBURG CORPORATION
       NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

(a) Reflects the transfer of certain assets and liabilities, including the Whitmire, South Carolina spinning plant, to WestPoint Stevens or its affiliates prior to the Acquisition.

(b) Reflects the financing of the Acquisition and certain other financing transactions as follows:

Proceeds from Senior Subordinated Notes due 2007............  $125,000
Initial borrowings under New Credit Facility................    78,995
                                                              --------
Gross proceeds..............................................   203,995
Repayment of existing credit facility.......................   (42,937)
Repayment of existing senior notes..........................   (25,000)
Payment of accrued interest.................................    (1,143)
Debt costs..................................................    (6,700)
Other costs.................................................    (1,250)
                                                              --------
          Net proceeds after refinancing....................  $126,965
                                                              ========

        At the close of the Transactions, the current portion of the New Credit Facility will be $7,500.

(c) The Acquisition will be accounted for under the purchase method of accounting pursuant to which the purchase price will be allocated to the acquired assets and liabilities based upon their relative fair values as of the closing date. The preliminary allocation of the purchase price ($126,000, plus acquisition costs of $965) is summarized below:

Inventory...................................................  $ 32,542
Prepaid expenses and other..................................     4,743
Property, plant and equipment...............................    83,971
Goodwill....................................................    23,072
Accounts payable............................................    (6,853)
Accrued liabilities.........................................   (10,510)
                                                              --------
          Net purchase price................................  $126,965
                                                              ========

    The Stock Purchase Agreement contemplates a post-closing adjustment to adjust the purchase price for changes in working capital and certain pension obligations, as defined, between December 31, 1996 and the closing date. No working capital or pension adjustment has been included in the above purchase price allocation.

(d) Reflects the extraordinary loss of $800, net of tax benefit of $450, associated with the commitment fee paid for unused bridge loan financing which will be expensed by the Company at the time the Transactions are consummated.

(e) Historically, Alamac accounts receivable have been sold to WestPoint Stevens, who then sold them to a related-party financing source. Accordingly, the Company estimates that, in addition to the purchase price, it will be required to finance approximately $40,000 to $45,000 of additional working capital following the Acquisition. These estimated borrowings to fund working capital are not reflected in the unaudited pro forma condensed consolidated balance sheet as of July 5, 1997.