Form 10-Q/A
period 1997-07-05
DYERSBURG CORP
filed 1997-09-23
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 1

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 5, 1997
                        Commission File No. 1-11126

                             DYERSBURG CORPORATION
             (Exact name of Registrant as specified in its charter)

              TENNESSEE                                   62-1363247
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

1315 PHILLIPS ST., DYERSBURG, TENNESSEE                            38024
(Address of principal executive offices)                         (Zip Code)

                                 (901) 285-2323
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01/Share                 New York Stock Exchange
       (Title of each class)              (Name of exchange on which registered)

     Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

     Title of each               Number of shares outstanding as of July 5, 1997
---------------------------      -----------------------------------------------
Common Stock $.01 par value                        13,139,658

INDEX TO FORM 10-Q/A

DYERSBURG CORPORATION

PART II - OTHER INFORMATION                                                 PAGE NUMBER
----------------------------                                                -----------
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................     3

SIGNATURES................................................................     4

EXHIBIT INDEX.............................................................     5

Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        (23) Consent of Independent Auditors

    (b) Reports on Form 8-K

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

                                            /s/ William S. Shropshire, Jr.
                                          --------------------------------------
                                                William S. Shropshire, Jr.
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Secretary and Treasurer

September 23, 1997

EXHIBIT INDEX
-------------------------------------------------------------------------------

(a) Exhibits:

   (23)  Consent of Independent Auditors