Form 10-K
period 1997-10-04
DYERSBURG CORP
filed 1997-12-30
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 4, 1997
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

                                 (901) 285-2323
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
Common Stock, Par Value $.01/Share             New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 9, 1997, 13,321,899 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $123,694,765 based on the closing price of such stock on the New York Stock Exchange (NYSE) on December 9, 1997, assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.


DOCUMENTS INCORPORATED BY REFERENCE

PART III

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1998, are incorporated by reference into Items 10, 11, 12 and 13.

                             DYERSBURG CORPORATION
                                FORM 10-K REPORT
                               TABLE OF CONTENTS

PART I ...........................................................................................................4

         ITEM 1.  BUSINESS........................................................................................4
                  General.........................................................................................4
                  Products........................................................................................4
                  Manufacturing/Seasonality.......................................................................5
                  Sales and Marketing.............................................................................7
                  Inventory Management............................................................................7
                  Research and Development........................................................................7
                  Raw Materials...................................................................................8
                  Competition.....................................................................................8
                  Governmental Regulation.........................................................................8
                  Employees.......................................................................................9
                  Forward-Looking Statements/Risk Factors.........................................................9
                  Executive Officers of the Registrant...........................................................10

         ITEM 2.  PROPERTIES.....................................................................................11

         ITEM 3.  LEGAL PROCEEDINGS..............................................................................12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

PART II..........................................................................................................13

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS.......................................................13
                  Market Information.............................................................................13
                  Holders  13
                  Dividends......................................................................................13

         ITEM 6.  SELECTED FINANCIAL DATA........................................................................14

         ITEM 7.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................15
                  Results of Operations..........................................................................15
                  Liquidity and Capital Resources................................................................16
                  Seasonality....................................................................................17
                  Inflation......................................................................................17

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................18

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................34

PART III.........................................................................................................34

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................34

         ITEM 11.  EXECUTIVE COMPENSATION........................................................................34

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT............................................................................34

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................34

PART IV..........................................................................................................35

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K...........................................................................35

SIGNATURES.......................................................................................................36

INDEX TO EXHIBITS................................................................................................37

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Dyersburg Corporation (the "Company") is a leading manufacturer of knit fleece, jersey and stretch fabrics sold principally to domestic apparel producers. The Company's fleece fabrics are used to produce (i) outerwear apparel suitable for outdoor recreational activities, as well as casual sportswear; (ii) children's and women's sportswear, including sweatshirts and sweatpants; (iii) infant blanket sleepers and (iv) blankets and throws. The Company's jersey fabrics are used to produce a broad range of women's and children's lightweight apparel, including tops and shorts. The Company's stretch fabrics are used to produce a variety of activewear, including dancewear, swimwear, biking and running garments, recreational and casual sportswear, and intimate apparel. The Company's manufacturing operations are vertically integrated, beginning with the conversion of fiber into yarn and knitting, dyeing and finishing the fabric in a wide range of styles and colors. The Company's fabrics are used in apparel marketed by leading brands such as Calvin Klein, Columbia, Health-Tex, Liz Claiborne, Osh Kosh B'Gosh, Patagonia, Polo, Tommy Hilfiger and William Carter; and sold to catalog merchants and specialty stores such as L.L. Bean and Eddie Bauer, department stores and national chains.

         The Company was formed in 1929 and, through the early 1990s, marketed its fabrics to apparel manufacturers that supplied children's and women's apparel. In 1992, the Company began implementing a strategy of broadening its line of higher margin, value-added knit fabrics, including outerwear fleece and stretch fabrics, and targeting manufacturers of brand name apparel, catalog merchants, specialty stores, department stores and national chains. To support this shift in strategy, over the past several years the Company has substantially upgraded its manufacturing operations and has significantly increased its investment in marketing, research and development and customer service capabilities.

         On August 27, 1997, the Company acquired AIH Inc. ("Alamac"), a subsidiary of WestPoint Stevens Inc. ("WestPoint Stevens") (the "Acquisition"). Formed in 1946, Alamac is a leading manufacturer of interlock, jersey, pique and other knit fabrics sold primarily to domestic apparel producers. Alamac's interlock fabrics are used to produce men's, women's and children's turtlenecks and women's sportswear. Alamac's pique fabrics are used to produce a variety of casual wear, including golf and polo shirts. Similar to the Company's other manufacturing operations, Alamac's manufacturing operations are vertically integrated.

         The Company is in the process of integrating Alamac's sales and marketing personnel and other resources with the Company's existing operations to establish coordinated product development, marketing and customer service across its product lines for its combined customer base. The Company is consolidating certain general and administrative activities, where appropriate, to eliminate redundancies and exploit economies of scale. In addition, the Company intends to invest in Alamac's manufacturing operations to improve Alamac's manufacturing productivity.

PRODUCTS

         The Company's products are divided into six principal categories: fleece, interlock, jersey, pique, rib and stretch.

         Fleece. The principal uses of the Company's fleece fabrics are in manufacturing outerwear, children's and women's activewear and infant blanket sleepers. The Company's fleece fabrics are made of acrylic, polyester, cotton or blends of these fibers. The fabric is dyed and undergoes a series of finishing and abrading processes by which a surface is brushed or "napped" to give the fabric the "hand" or feel associated with fleece.

                  Outerwear Fleece. In 1992, the Company introduced a new line of outerwear fleece designed for use in recreational and casual sportswear apparel products. In 1993, this product line was complemented by the introduction of Dyersburg E.C.O.(TM), outerwear fleece made of yarn using fibers from recycled plastics. The Company's variety of outerwear fleece fabrics has grown significantly, with new fabric weights, blends, fiber configurations and finishes that promote functionality. The Company's outerwear fleece products are engineered for water repellency, wickability, moisture vapor transport and warmth. The Company's branded outerwear fleece products have grown to include Kinderfleece targeted to children's outerwear, Citifleece targeted to adult outwear, Dyersburg E.C.O. Lite, a lighter weight E.C.O. product, and Chamee(TM), a new microdenier product line. Garments manufactured from these products are primarily sold to catalog merchants and specialty retailers.

                  Other Fleece Products. Fleece fabrics sold to the children's activewear market, principally sweatshirts and sweatpants, are made of 100% acrylic fibers or polyester/cotton blends. Acrylic's low cost, ability to be dyed brighter colors and low shrinkage are of particular importance to the children's activewear market. Fleece fabrics sold to manufacturers of women's activewear are primarily made either of 50% polyester/50% cotton blends or polyester/cotton blends with a higher cotton content. In recent years, there has been increased use in activewear apparel of polyester/cotton blends, which management believes is attributable to increased consumer demand for natural fibers, as well as the greater receptivity of these fabrics to printing compared to 100% acrylic fabrics. Polyester/cotton blends are also typically softer and less likely to "pill" than 100% synthetics, while still offering less fabric shrinkage than 100% cotton products.

                  The Company's remaining major fleece fabric product categories are fabrics used to manufacture infant blanket sleepers and for home furnishings. The demand for infant blanket sleepers is primarily attributable to its fire retardant characteristics. The Company's Maison Fleece(TM) brand blankets and throws are made from the Company's outerwear fleece fabrics for sale to the growing home furnishings market.

         Interlock. Interlock is made from 100% cotton ring spun and cotton/polyester blends. Interlock is used primarily in men's, women's and children's turtlenecks and women's sportswear. Interlock is considered one of the leading base fabrications for domestic knit fabric production. The Company believes that the recent addition of this product line resulting from the Acquisition will present significant cross-selling opportunities.

         Jersey. The Company markets a line of jersey fabrics for use in a broad range of women's and children's lightweight apparel, principally tops, T-shirts and shorts. Jersey is a flat-knit fabric, which is typically made from a polyester/cotton blend or from 100% cotton fibers and, unlike fleece, is not surface-finished. Jersey fabrics are also generally lighter in weight than fleece. The Company produces jersey fabric in tubular and open width form.

         Pique. Pique is a textured knit and is the predominant fabric used in men's golf shirts. Fabric for knit collars and cuffs manufactured by the Company are the other significant ingredients necessary to participate in the golfwear category.

         Rib. Rib is a stretch fabric, used primarily in tops. The stretch results from the fabric construction, rather than the use of spandex. Rib continues to be an important fashion fabric for branded and mass merchant womenswear, and another important addition to the Company's product offerings as a result of the Acquisition.

         Stretch. Stretch fabrics consist of custom formulations of cotton, spandex, nylon and other synthetic yarns designed for comfort, performance and styling. To produce a variety of shades and patterns, stretch fabrics may be knit from dyed yarns, dyed as cloth, sold to independent printers for printing or garment-dyed by the customer. These fabrics are used in a variety of fashion and activewear products, including dancewear, swimwear, biking and running garments, recreational and casual sportswear and intimate apparel. The majority of these fabrics are used by leading manufacturers to produce higher-priced branded sportswear products. A new stretch product, Synsation, was introduced in late 1996 aimed at the swimwear market.

MANUFACTURING/SEASONALITY

         To support the Company's strategy of broadening its line of value-added fabrics and to increase its manufacturing efficiencies and reduce manufacturing costs, the Company has invested significantly in its manufacturing operations. The Company has updated its yarn manufacturing facilities resulting in a reduction in the production of off-quality yarns and a decrease in the labor component of its manufacturing costs. The Company's dyeing and finishing operations have also been significantly expanded and redesigned to accommodate the growing sales of outerwear fleeces and performance cottons. As a result of its plant modernization program, the Company has improved its ability to produce high quality, competitively priced fabrics and to be versatile and flexible with respect to the weight, gauge and composition of its fabrics. The Company's yarn spinning, knitting, dyeing and finishing equipment can be used with a variety of fibers and blends to meet shifts in consumer demand.

         Knitted fabrics are made almost entirely from yarns containing acrylic, cotton or polyester fibers or blends of these materials. These fibers are blended, if required, carded to disentangle locks and straighten individual fibers and drawn to produce continuous untwisted strands called "slivers." The slivers are spun, drawn and twisted to produce yarn. The Company produces the majority of its yarns, but also purchases yarn from a number of vendors. The Company maintains several sources for branded and non-branded spandex and synthetic blend yarns. The yarn is subsequently knit into fabric known as "greige" or undyed fabric. After knitting is completed, the greige fabric is dyed in computer-controlled, pressurized dyeing machines. Fabric dyeing is the most time-consuming operation in fleece fabric manufacturing, with dyeing cycles ranging from four to twelve hours, depending on the fabric and color dyed. Efficiency and quality controls implemented as part of a plant modernization program and new equipment have increased the Company's ability to match colors and reduce energy costs and are expected to reduce the time consumed in the dyeing process, as well as the overall production time for the Company's fabrics. The Company is able to dye certain of its yarns, as well as fabric, which allows it to produce fabrics in an unlimited variety of stripes and patterns.

         The Company finishes fleece fabric surfaces by napping or utilizing other processes. Fabrics are napped by being fed through machines that fluff one side of the fabric with rotating wire brushes, and then finished to produce the distinctive pile and feel of fleece through Company-developed processes that polish, raise and shear the fibers. Jersey fabric is a smooth, flat-knit fabric that is dyed but is not surface-finished. The Company also produces pile finished fleece fabrics, where a special knit construction produces an unusually long nap. This deep "pile" can be "tumbled" in rotary dryers to create a "sherpa" look; embossed, where patterns are cut into the pile; or sheared, where the fibers are uniformly cut to form a very dense, compact fabric with a smooth surface. In addition, with a special knit construction, fabrics produced with any of these finishing techniques can be napped on both sides. The Company also offers fabrics, both fleece and jersey, that are mechanically compacted to reduce the wash shrinkage of garments.

         The Company has two manufacturing facilities in Dyersburg, Tennessee, one facility in each of Trenton and Cleveland, Tennessee and one facility in each of Lumberton, Elizabethtown, Clinton and Hamilton, North Carolina. The Company currently operates three shifts per day, seven days a week at each of its facilities. The original Dyersburg facility spins 100% synthetic (acrylic or polyester) and 50% polyester/50% cotton yarns. The Trenton facility spins 100% cotton yarns as well as cotton/synthetic blends. These yarns are used along with yarns purchased from outside sources to knit fleece and jersey fabrics at the Dyersburg knitting facility prior to dyeing and finishing. The Company's facility in Cleveland, Tennessee uses the Company's yarn as well as purchased yarn from outside sources to knit, dye and finish stretch and lining fabrics.

         The Clinton facility produces approximately 60% of Alamac's cotton and polyester needs with the remaining requirements obtained from outside vendors. All yarn dyeing requirements of Alamac are produced at the Elizabethtown facility and shipped to the Lumberton and Hamilton facilities where yarns are knitted into fabrics and finished.

         Although the capacity at the Company's facilities varies by product mix, the Company does not believe that significant capacity could be added without additional capital investments in equipment. Management believes that the Company has the space to accommodate investment in equipment, and equipment is available for purchase by the Company.

         The Company's sales have historically had a pronounced seasonal pattern with the majority of its sales occurring during its third and fourth quarters. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

SALES AND MARKETING

         The Company maintains sales offices in New York, Chicago, Portland, Seattle, Atlanta and Los Angeles. The Company employs sales representatives and utilizes a network of independent sales agents coordinated through its marketing organization in New York. In addition to calling on the Company's customers, the Company's sales representatives attempt to create additional demand for the Company's products by marketing directly to brand name clothing designers and retailers.

         The Company also maintains a resource center at its Elizabethtown facility, where customers have access to a designer, six fully electronic knitting machines and color and fabric libraries to facilitate the design and development of apparel lines.

INVENTORY MANAGEMENT

         The Company's customers typically negotiate their purchases from the Company through informal purchase orders that specify their anticipated fabric needs over periods as long as five months. The orders are revocable and serve primarily to outline the customers' intentions over a specified term and permit the Company to "block out" its production schedule. Although orders are subject to cancellation by customers at any time before the Company receives color specifications from the customers, fabric produced for canceled orders can ordinarily be used to fill other orders. Because these informal purchase orders are cancelable, the Company has no appreciable long-term backlog.

         In order to facilitate its ability to respond quickly to customer demands and due to the seasonal nature of the Company's business, the Company puts substantial efforts into the management of its inventory. Based in part upon the volume of informal customer purchase orders, the Company builds an inventory of uncolored and basic color fabrics (such as blacks, whites and gray heathers) during the Company's off-peak season. As customers determine their precise needs, they provide the Company with firm orders for fabrics with specific dyeing and finishing requirements. The Company's build-up of inventory, together with its modern dyeing and distribution facilities, permits the Company to quickly color, finish and ship fabric during the peak demand season. In addition, the Company's ability to manage its inventory and to efficiently dye and distribute its fabrics also enables the Company to produce and ship fabrics not contained in inventory.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are coordinated through the Company's marketing department and are directed toward maintaining and improving the quality of the Company's products and the development of new value-added products such as Dyersburg E.C.O., Synsation(TM), Kinderfleece(TM), Citifleece(TM) and Maison Fleece to meet the changing needs of the knit fabric market. Emphasis is placed on physical characteristics that provide competitive differentiations between fabrics including "hand" or feel, warmth, fade resistance and shrinkage reduction. The Company's research and development activities are also focused on providing innovative stretch fabrics that will meet the evolving needs of its customers, while developing new products to gain entry in other markets. The Company was instrumental in developing products from DuPont Lycra(R) spandex and DuPont Supplex(R) nylon to provide customers with new types of performance fabrics that exhibit unique properties.

         The costs of the Company's research and development activities are not considered by management to be material to the results of operations or the financial condition of the Company.

RAW MATERIALS

         The Company uses three primary fibers as raw material for producing yarn: acrylic, polyester and cotton. Cotton makes up approximately 35%, acrylic approximately 15%, and polyester approximately 45% of the raw material fiber used in production. Cotton is an agricultural commodity, while acrylic and polyester are petroleum based. These items are subject to market price fluctuations, but supplies are not dependent on any single vendor, and management believes that sources for materials will be adequate to meet requirements. The Company purchases yarns from a number of vendors and maintains several sources for branded and non-branded spandex and synthetic blend yarns.

COMPETITION

         The textile industry is extremely competitive and includes numerous companies, no one of which is dominant in the industry. The Company and its competitors market their products nationwide, as domestic shipping costs are not a significant competitive factor. The Company's primary competition comes from suppliers of knit fabric. The Company also competes with vertically integrated apparel manufacturers that produce the fabric used in their apparel products and with foreign manufacturers. The primary competitive factors in the textile industry are product styling and differentiation, quality, customer service and price. The importance of these factors is determined by the need of particular customers and the characteristics of particular products.

GOVERNMENTAL REGULATION

         The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances and wastes used in or resulting from its operations and potential remediation obligations thereunder, particularly the Federal Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as "Superfund" or "CERCLA." The Company has obtained, and believes it is in compliance in all material respects with, all material permits required to be issued by federal, state or local law in connection with the operation of the Company's business as described herein.

         The operations of the Company also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Alamac uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain some structural asbestos that management believes is all properly contained.

         Many of the manufacturing facilities owned by the Company have been in operation for several decades. Historical waste disposal and hazardous substance releases and storage practices may have resulted in on-site and off-site remediation liability for which the Company would be responsible. In addition, certain wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. Although the Company cannot with certainty assess at this time the impact of future emission standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements, the Company believes that it is currently in compliance in all material respects with applicable environmental and health and safety laws and regulations. The Company is aware of certain environmental contamination at the Alamac facilities. The Company estimates that the cost to remediate such contamination will range from approximately $3.5 million to $5.0 million. Pursuant to the Stock Purchase Agreement, WestPoint Stevens has agreed to indemnify the Company for a portion of such costs.

EMPLOYEES

         At October 4, 1997, the Company employed approximately 3,850 people in hourly, salaried, supervisory, management, and administrative positions. No labor union represents any of the Company's employees and the Company believes its relationship with its employees to be good.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-K contains certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include substantial leverage, restrictions imposed by terms of indebtedness, risks related to integration of the Alamac operations, changes in the cost and availability of raw materials, competition with other suppliers, the cost and availability of labor, governmental regulation, governmental trade policies with foreign nations and changes in demand or product mix.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of October 4, 1997. All officers serve at the discretion of the Board of Directors.

         Name                                        Age               Position
         ----                                        ---               --------
         T. Eugene McBride                           54                Chief Executive Officer and Chairman
         Jerome M. Wiggins                           57                President and Chief Operating Officer
         Janice L. Whitlock                          46                President - Marketing
         William S. Shropshire, Jr.                  40                Executive Vice President, Chief
                                                                       Financial Officer, Secretary and Treasurer
         Ron Hester                                  54                President - Alamac
         Jerry W. Miller                             46                President - United Knitting
         Stephen J. Dauer                            56                Sr. Vice President - Sales
         Paul L. Hallock                             49                Vice President - Finance and Assistant
                                                                       Secretary - Treasurer
         Hunter Lee Lunsford, III                    40                Vice President - Manufacturing
         Jerry W. Patton                             50                Vice President - Information Services
         Margaret Schenck                            49                Vice President - Operations/Customer
                                                                       Development, United Knitting
         Harry M. Harden                             39                Vice President - Human Resources


         The following is additional information with respect to the above-named executive officers.

         Mr. McBride joined the Company in September 1988 as Executive Vice President and was named President and Chief Operating Officer in January 1989. He was named Chief Executive Officer, in September 1990 and Chairman of the Board of Directors in July 1995. Prior to joining the Company, Mr. McBride was Vice President - Operations at Pannill Knitting from 1986 to 1988 and Vice President - Manufacturing at Buster Brown Apparel from 1980 to 1986.

         Mr. Wiggins was elected President and Chief Operating Officer in July 1997 and previously served as President - Operations since January 1996. Mr. Wiggins became a director of the Company in 1992. He joined the Company in August 1989 as Vice President and Chief Financial Officer, Treasurer and Secretary. Prior to joining the Company in 1989, he was Vice President of Finance and Chief Financial Officer of V.F. Corporation, an apparel manufacturer.

         Ms. Whitlock, President - Marketing since December 1995, joined the Company in September 1994 as Vice President of Merchandising. Previously, she was Vice President of Merchandising at Flynt Fabrics and Burlington Industries.

         Mr. Shropshire, a certified public accountant, joined the Company as Executive Vice President, Chief Financial Officer, Secretary and Treasurer in October 1997. For the previous five years, he was Chief Financial Officer and Senior Vice President for Charter Bancshares, Inc.

         Mr. Hester, President of Alamac since 1990, has served as Manager, Vice President of Manufacturing, Plant Manager, and other positions within the Company since 1963.

         Mr. Miller joined the Company in August 1993 as Director of Manufacturing and was named Vice President of Manufacturing in May 1994. He was named President of United Knitting, Inc. ("UKI") in June 1997. Before joining the Company, he was Director of Manufacturing with Sara Lee Products, which included textiles and apparel manufacturing.

         Mr. Dauer became the Sr. Vice President - Sales in January 1996 after joining the Company as Vice President - Marketing in June 1984. He had previously been employed since 1966 by Burlington Industries and, in 1980, became Vice President of Sales and Marketing - Women's Apparel in that company's Knitted Fabric Division.

         Mr. Hallock joined the Company in April 1977. He was named Assistant Secretary in October 1978, Assistant Secretary - Treasurer in October 1981, and Vice President - Finance in March 1987.

         Mr. Lunsford joined the Company in August 1997 as Vice President - Manufacturing. Prior to joining the Company, Mr. Lunsford served as Plant Manager from February 1992 until February 1997 and General Manager from February 1997 until August 1997 at Dan River, a textile manufacturer. While at Dan River, Mr. Lunsford was responsible for certain apparel manufacturing operations, plant and industrial engineering, purchasing, transportation, cost and budgeting, and capital expenditures.

         Mr. Patton joined the Company in 1966 in the production area. He was named MIS Director in May 1990, Vice President - MIS in September 1993 and Vice President - Administration in January 1996. Mr. Patton was named Vice President
- Information Services in October 1997.

         Ms. Schenck has been Vice President - Operations/Customer Development, UKI, since January 1994, when United Knitting was acquired by the Company. For more than five years prior to that time, she was Vice President -
Operations/Customer Service at United Knitting, Inc.

         Mr. Harden, Vice President of Human Resources for the Company since his appointment on October 1, 1997, has held various Human Resource positions with WestPoint Pepperell, WestPoint Stevens and Alamac since 1980. His responsibilities since 1989 have been as Vice Director of Human Resources for the Alamac Division of WestPoint Stevens.


ITEM 2.  PROPERTIES

         The Company's business is conducted primarily through facilities located in Dyersburg, Trenton and Cleveland, Tennessee and Clinton, Elizabethtown, Hamilton and Lumberton, North Carolina. Each of these facilities and the property on which they are located are owned by the Company. The Company leases selling offices in New York, New York; Chicago, Illinois; Seattle, Washington; Portland, Oregon; Atlanta, Georgia and Los Angeles, California. The New York office contains approximately 13,000 square feet. The Chicago, Seattle and Portland offices have approximately 700, 700 and 120 square feet, respectively. The Company also leases approximately 1,000 square feet of office space in Cleveland, Tennessee for the corporate office of its wholly-owned indirect subsidiary, IQUE, Inc.

         The primary Dyersburg facility was built in 1929 with 275,000 square feet of floor space. After several expansions, it now contains approximately 888,000 square feet of plant space situated on 30 acres of land. The knitting facility (completed December 1993) encompasses approximately 155,000 square feet situated on approximately 30 acres in the Dyersburg Industrial Park. The floor space is distributed as follows: 683,000 square feet for manufacturing, 273,000 square feet for warehousing and distribution, 28,000 square feet for offices and 60,000 square feet for maintenance shops and boiler space. A new warehouse facility containing approximately 213,000 square feet will be completed before the end of calendar year 1997.

         The Trenton facility was built in the 1930s with approximately 94,000 square feet of floor space and has been expanded to approximately 188,000 square feet. The floor space is distributed as follows: approximately 98,000 square feet for manufacturing, approximately 61,000 square feet for warehousing, approximately 24,000 square feet for office space and approximately 5,000 square feet for maintenance and boiler space.

         The Cleveland facility was built in 1986 with approximately 70,000 square feet of floor space followed by a 38,000 square foot expansion in 1991. A 45,000 square foot addition (primarily warehouse, distribution and laboratory facilities) was completed in December 1994. A new 19,200 square foot expansion is expected to be completed in 1998.

         The Clinton facility was built in 1965 and contains approximately 367,000 square feet situated on approximately 48 acres of land. The Elizabethtown facility was built in 1971 and contains approximately 193,000 square feet situated on approximately 148 acres of land. The Hamilton facility was built in 1961 and contains approximately 383,000 square feet situated on approximately 106 acres of land. The Lumberton facility was built in 1962 and contains approximately 414,000 square feet situated on approximately 198 acres of land.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to various routine lawsuits arising out of the conduct of its business, none of which are expected by the Company to have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1997 ended October 4, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "DBG." The range of high and low sales prices of the Common Stock during each quarter of the last two fiscal years are presented below:

                                                    High               Low
                                                -----------        -----------
            1997              First                7 1/4              5 3/8
                              Second               7 1/2              6 1/2
                              Third                8 5/8              7
                              Fourth              13 7/16             8 1/4

            1996              First                6 1/4              4 1/4
                              Second               5                  3 7/8
                              Third                5 1/2              4 3/8
                              Fourth               6                  4 1/2



HOLDERS

         As of December 9, 1997, the Company had approximately 2,244 shareholders based on the number of record holders of the Company's Common Stock and an estimate of the number of individual participants represented by security position listings.

DIVIDENDS

         During each quarter of fiscal 1997 and fiscal 1996, the Company declared and paid regular quarterly cash dividends of $ .01 per share of Common Stock.

         The documents relating to the Company's debt instruments permit dividends and certain other payments, including stock repurchases, by the Company provided that such payments comply with certain restrictions. As of October 4, 1997, the Company was in compliance with such financial covenants and management of the Company does not believe that such restrictions are likely to limit materially the anticipated future payments of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                 1997(A)            1996             1995          1994(B)           1993
-----------------------------------------------------------------------------------------------------------------------------
                                                        (In thousands, except ratios, percentages and per share data)
SUMMARY OF OPERATIONS:
   Net sales                                     $  250,193       $ 195,866        $ 199,413       $ 180,520        $ 151,283
   Income before income taxes and
     extraordinary loss                              21,900          14,254           12,542  (c)     17,844           17,846
   Income taxes                                       8,634           5,854            5,982           7,496            7,738
   Income before extraordinary loss                  13,266           8,400            6,560          10,348           10,108
   Extraordinary loss                                  (905) (d)        ---              ---             ---             (472)
   Net income                                        12,361           8,400            6,560          10,348            9,636

PER SHARE OF COMMON STOCK:
   Income before extraordinary loss              $     1.01       $    0.62             0.46            0.74        $    0.74
   Extraordinary loss                                 (0.07)            ---              ---             ---            (0.03)
   Net income                                          0.94            0.62             0.46            0.74             0.71
   Cash dividend                                       0.04            0.04             0.04            0.04             0.04
   Stock range:
      High                                          13 7/16           6 1/4            6 5/8           8 3/4            8 5/8
      Low                                             5 3/8           3 7/8            4 1/4           6 3/8            5 1/2
   Book value                                          7.61            6.75             6.08            5.65             4.80
   Weighted average common
    shares outstanding                               13,155          13,643           14,196          14,010           13,573

CAPITAL EXPENDITURES AND DEPRECIATION:
   Capital expenditures                          $   14,041       $  11,778       $   12,816     $    14,278       $    6,632
   Depreciation                                      11,742           9,573           10,001           8,630            7,948

STATISTICAL DATA:
   Income before extraordinary item to average
    shareholders' equity                              14.05%           9.76%            7.90%          14.40%           17.10%
   Inventory turnover (e)                              5.69  (f)       5.20             5.96            5.74             6.22
   Accounts receivable turnover (g)                    5.75  (f)       5.63             5.53            5.68             5.89
   Interest coverage (h)                               3.93            3.31             3.03            4.58             5.14
   Current ratio                                       2.69            4.37             3.79            3.65             4.01

SELECTED BALANCE SHEET DATA:
   Working Capital                               $   80,514      $   52,083        $  45,227     $    47,219       $   33,747
   Total assets                                     366,814         195,007          188,872         194,192          148,040
   Long-term obligations, excluding current
       portion                                      203,450          80,950           76,800          87,276           64,900
   Shareholders' equity                             101,104          88,742           86,258          80,266           65,161


(a) Fifty-three weeks. Includes operations of Alamac effective August 27, 1997.
(b) Includes operations of United Knitting effective January 19, 1994.
(c) Includes a pre-tax write-down of fixed assets of $2,153.
(d) Early extinquishment of debt negotiated with Alamac purchase.
(e) Cost of goods sold divided by average inventory.
(f) Excludes impact of Alamac.
(g) Net sales divided by average net accounts receivable.
(h) Net income before interest, taxes and extraordinary item divided by the sum of annual interest and amortization of debt costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the Saturday closest to September 30, which resulted in a fifty-three week fiscal year in 1997. The Company's fiscal 1997 results are supported by the full year's operations of the following subsidiaries: Dyersburg Fabrics Inc., UKI, and IQUE Inc. effective April 18, 1996. The fiscal 1997 results also include six weeks of operations of Alamac, which was acquired as of August 27, 1997.

Fiscal 1997 Compared to Fiscal 1996

         Net Sales. Net sales for this year totaled $250.2 million, up 28% from $195.9 million for fiscal year 1996. These totals include six weeks of Alamac sales of $26.8 million. Without the inclusion of the Alamac sales, sales increased by 14.0%, or $27.5 million. The increase was primarily driven by sales of the Company's value-added outerwear fleece fabrics, which increased by approximately 48%, and sales of infant blanket sleepers, which increased by approximately 38%. These increases were partially offset by decreased sales of activewear acrylic and activewear cotton fabrics.
         Gross Profit. Gross profit in fiscal 1997 increased to 22.9% of net sales from 21.9% in the comparable period of the prior year. Exclusive of the impact from Alamac, which has historically experienced gross margins of 11 to 14%, the Company's gross profit increased to 24.1%. This increase resulted primarily from the shift in the Company's product mix to higher margin, value-added fabrics, particularly outerwear fleece fabrics, lower raw material costs and lower production costs as a result of the Company's plant modernization program.
         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for 1997 were 11.2% compared to 11.5% for 1996. These expenses increased to $28.0 million in 1997 from $22.6 million in 1996. These increases were primarily due to a $2 million increase in incentive compensation, profit sharing and sales bonus expense resulting from the Company's increased profitability and a $700,000 increase in bad debt expense resulting from increased reserves attributable to specific customer accounts and the addition of Alamac.
         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for 1997 was $7.5 million, compared to $6.2 million in 1996. In August 1997, in conjunction with the acquisition of Alamac, the Company issued $125 million in senior subordinated notes due 2007. With the issuance of the new notes, the interest and amortization of debt costs increased during the last month of the year by approximately $1.4 million.
         Federal and State Income Taxes. Federal and state income taxes of $8.6 million for fiscal year 1997 and $5.9 million for the comparable period in 1996 were higher than the federal statutory rate due to state income taxes and the non-deductibility of goodwill amortization. The effective tax rate declined to approximately 39.4% in 1997 from 41.1% in fiscal 1996 due to a reduction in certain state taxes. The reduction in state taxes is expected to continue into future periods.
         Net Income. Income for fiscal 1997, before an extraordinary charge, totaled $13.3 million, or $1.01 per share. During the fourth quarter, the Company recorded an extraordinary charge of $905,000, or $0.07 per share, related to the early extinguishment of debt in connection with the acquisition of Alamac. Net income for fiscal 1996 was $8.4 million, or $0.62 per share.

Fiscal 1996 Compared to Fiscal 1995

         Net Sales. Net sales in fiscal 1996 decreased 1.8% to $195.9 million from $199.4 million in fiscal 1995. This decrease resulted primarily from a decreased demand for jersey and sleeper fabrics, partially offset by an increase in sales of outerwear fleece fabrics.

         Gross Profit. Gross profit in fiscal 1996 increased to 21.9% of net sales from 20.1% in fiscal 1995 as a result of a shift in the Company's product mix to higher margin, value-added fabrics, and lower production costs as a result of the Company's plant modernization program.
         Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1996 increased 5.2% to $22.6 million from $21.5 million in fiscal 1995 and increased as a percentage of net sales to 11.5% in fiscal 1996 from 10.8% in fiscal 1995. This increase resulted primarily from implementation of the Company's strategy to augment its marketing, sales and customer service capabilities and, to a lesser degree, increased promotions.
         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for fiscal 1996 were unchanged from fiscal 1995 at $6.2 million. Average outstanding debt and interest rates were substantially the same for both fiscal years.
         Federal and State Income Taxes. Federal and state income taxes of $5.9 million for fiscal 1996 and $6.0 million for fiscal 1995 were higher than the federal statutory rate due to state income taxes and the non-deductibility of goodwill amortization. The effective tax rate declined from 47.7% in fiscal 1995 to 41.1% in fiscal 1996, primarily due to a legal restructuring implemented by the Company at mid-year which resulted in a reduction in certain state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Following the Alamac acquisition, the Company's primary capital requirements are for working capital, debt service and capital expenditures. Management believes that cash generated from operations, together with borrowings available under the New Credit Facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.
         Net cash provided by operating activities for fiscal 1997, 1996 and 1995 was $19.9 million, $13.6 million and $23.3 million, respectively. These cash flows have been supplemented primarily by borrowings under the Company's credit facilities. The average balances outstanding and the average interest rates paid for 1997, 1996 and 1995 were approximately $46.3 million, $50.9 million, and $51.7 million, respectively, and 7.5%, 7.2%, and 7.1%, respectively. The amount of additional borrowing available at October 4, 1997 was $48.5 million. Further reference is made in Note 6 to the consolidated financial statements.
         Working capital at October 4, 1997, was $80.5 million versus $52.1 million at September 28, 1996. The Company's current ratio was 2.7:1 and its debt-to-capital ratio was 66.8% at October 4, 1997, compared to 4.4:1 and 47.7% respectively, at September 28, 1996. Both ratios have been impacted by the acquisition of Alamac. The current ratio declined due to the temporarily low balance in accounts receivable which will continue to build an additional $18-$20 million with no related increase in Alamac's current liabilities. The debt ratio increased due to the new credit facilities undertaken to finance the Alamac acquisition.
         Net accounts receivables were $68.3 million as of October 4, 1997, $25.9 million higher than September 28, 1996, due primarily to the inclusion of Alamac's $24.1 million. Inventories increased from $23.2 million at September 28, 1996, to $52.2 million as of October 4, 1997, due to the inclusion of Alamac's $32.2 million.

SEASONALITY

         The Company's business has a pronounced seasonal pattern with the majority of sales occurring during the third and fourth fiscal quarters. The following table sets forth the net sales and percentage of net sales for the Company by fiscal quarter for the last three fiscal years.


                                                     1997(1)                  1996                     1995
--------------------------------------------------------------------------------------------------------------------
First Quarter                                 $   38,793      17.4%   $    30,088      15.4%   $   40,679      20.4%
Second Quarter                                    51,038      22.8%        42,344      21.6%       48,370      24.2%
Third Quarter                                     68,383      30.6%        64,142      32.7%       57,022      28.6%
Fourth Quarter                                    65,135      29.2%        59,292      30.3%       53,342      26.8%
--------------------------------------------------------------------------------------------------------------------
                                               $ 223,349     100.0%    $  195,866     100.0%   $  199,413     100.0%
--------------------------------------------------------------------------------------------------------------------


(1) Excludes Alamac sales for 1997. Alamac's seasonal swings are minimal with sales percentages during the most recent first through fourth quarters being 22.8%, 25.2%, 27.0%, and 25.0%.

         Due to this seasonal pattern of the Company's sales, inventories are lowest at the end of the fiscal year and gradually increase over the following six months in anticipation of the peak selling period. Receivables tend to decline during the first fiscal quarter and are at their lowest point during December through February. The net result is increased working capital requirements from January through late in the fourth quarter.
         Capital expenditures during 1997, 1996 and 1995 were $14.0 million, $11.8 million, and $12.8 million, respectively. Cash outlays for capital spending are anticipated to approximate $25 million in 1998. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

INFLATION

         Similar to other textile and apparel manufacturers, the Company is dependent on the prices and supplies of certain principal raw materials including cotton, acrylic and polyester fibers. During 1996, raw material prices for polyester and acrylic stabilized after significant increases in 1995 and early 1996, while prices for cotton continued to increase. During 1997 prices for both cotton and polyester declined. The long-term impact of subsequent raw material price fluctuations on the Company's performance is, however, uncertain. The Company intends to support margins through continued efforts to improve the product mix and improve product pricing as market conditions permit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements set forth below are included beginning on page 20.



                                                                                                                Page
Report of Independent Auditors............................................................................        19

Consolidated Balance Sheets as of October 4, 1997, and September 28, 1996.................................        20

Consolidated Statements of Income for the years ended October 4, 1997, and September 28,  1996, and
       September 30, 1995.................................................................................        21

Consolidated Statements of Shareholders' Equity for the years ended October 4, 1997, September 28,
       1996, and September 30, 1995.......................................................................        22

Consolidated Statements of Cash Flows for the years ended October 4, 1997, September 28, 1996, and
       September 30, 1995.................................................................................        23

Notes to Consolidated Financial Statements................................................................        24


Schedules:

               Schedule II - Valuation and Qualifying Accounts............................................        33

   All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dyersburg Corporation

         We have audited the accompanying consolidated balance sheets of Dyersburg Corporation as of October 4, 1997 and September 28, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 4, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyersburg Corporation at October 4, 1997 and September 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 4, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          /s/ Ernst & Young LLP

Memphis, Tennessee
October 31, 1997

                              Dyersburg Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                      October 4,   September 28,
                                                         1997          1996
                                                      ----------   -------------
Assets
Current assets:
   Cash .........................................      $    948      $    983
   Accounts receivable, net of allowance for
      doubtful accounts of $2,075 in 1997
      and $1,500 in 1996 ........................        68,290        42,427
   Inventories ..................................        52,222        23,248
   Prepaid expenses and other ...................         6,597           858
                                                       --------      --------
Total current assets ............................       128,057        67,516

Property, plant and equipment, net ..............       152,523        67,758
Goodwill, net ...................................        78,277        59,097
Deferred debt costs and other, net ..............         7,957           636
                                                       --------      --------
                                                       $366,814      $195,007
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable .......................      $ 23,721      $  8,296
   Accrued  expenses ............................        14,758         6,700
   Income taxes payable .........................         1,564           437
   Current portion of long-term obligations .....         7,500            --
                                                       --------      --------
Total current liabilities .......................        47,543        15,433

Long-term obligations ...........................       203,450        80,950
Deferred income taxes ...........................         8,459         8,765
Other liabilities ...............................         6,258         1,117

Shareholders' equity:
   Preferred stock, authorized 5,000,000 shares;
       none issued
   Common stock, $.01 par value,
      authorized 40,000,000 shares;
      issued and outstanding shares -
      13,280,033 in 1997 and 13,154,508 in 1996 .           133           132
   Additional paid-in capital ...................        41,985        41,460
   Retained earnings ............................        58,986        47,150
                                                       --------      --------
Total shareholders' equity ......................       101,104        88,742
                                                       --------      --------
                                                       $366,814      $195,007
                                                       ========      ========


See accompanying notes.

                              Dyersburg Corporation
                        Consolidated Statements of Income
                      (In thousands except per share data)


                                                                Year Ended
                                              ----------------------------------------------
                                              October 4,       September 28,   September 30,
                                                 1997              1996            1995
                                              ----------       -------------   -------------
Net sales .............................        $250,193          $195,866        $199,413

Cost of sales .........................         192,802           152,884         159,245
General and administrative expenses ...          28,008            22,564          21,457
Interest and amortization of debt costs           7,483             6,164           6,169
                                               --------          --------        --------
                                                228,293           181,612         186,871
                                               --------          --------        --------
Income before income taxes and
   extraordinary loss .................          21,900            14,254          12,542

Federal and state income taxes ........           8,634             5,854           5,982
                                               --------          --------        --------
Income before extraordinary loss ......          13,266             8,400           6,560
Extraordinary loss, net of tax benefit             (905)               --              --
                                               --------          --------        --------
Net income ............................        $ 12,361          $  8,400        $  6,560
                                               ========          ========        ========

Weighted average common and
   common equivalent shares
   outstanding ........................          13,155            13,643          14,196
                                               ========          ========        ========

Earnings per share:
   Income before extraordinary loss ...        $   1.01          $   0.62        $   0.46
   Extraordinary loss .................           (0.07)               --              --
                                               --------          --------        --------
   Net income .........................        $   0.94          $   0.62        $   0.46
                                               ========          ========        ========

See accompanying notes.

                              Dyersburg Corporation
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)


                                                           Additional
                                             Common         Paid-in          Retained
                                             Stock          Capital          Earnings           Total
                                             ------        ----------        --------         --------
Balance at October 1, 1994 ...........        $142          $46,821          $33,303          $ 80,266
Net income ...........................          --               --            6,560             6,560
Cash dividends paid ($.04 per share) .          --               --             (568)             (568)
                                              ----          -------          -------          --------
Balance at September 30, 1995 ........         142           46,821           39,295            86,258
Net income ...........................          --               --            8,400             8,400
Cash dividends paid ($.04 per share) .          --               --             (545)             (545)
Acquisition and retirement of
   1,051,275 shares of common stock ..         (10)          (5,404)              --            (5,414)
Exercise of 9,555 stock options ......          --               43               --                43
                                              ----          -------          -------          --------
Balance at September 28, 1996 ........         132           41,460           47,150            88,742
Net income ...........................          --               --           12,361            12,361
Cash dividends paid ($.04 per share) .          --               --             (525)             (525)
Acquisition  and retirement of 27,000
   shares  of common stock ...........          --             (160)              --              (160)
Exercise of 152,525 stock options ....           1              685               --               686
                                              ----          -------          -------          --------
Balance at October 4, 1997 ...........        $133          $41,985          $58,986          $101,104
                                              ====          =======          =======          ========

See accompanying notes.

                              Dyersburg Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                       Year Ended
                                                       ----------------------------------------------
                                                       October 4,      September 28,    September 30,
                                                          1997             1996             1995
                                                       ----------      -------------    -------------
OPERATING ACTIVITIES
Net income ....................................        $  12,361         $  8,400         $  6,560
Adjustments:
   Extraordinary loss, net of tax benefit .....              905               --               --
   Depreciation ...............................           11,742            9,573           10,001
   Amortization ...............................            2,136            2,029            2,029
   Write-down of fixed assets .................               --               --            2,153
   Deferred income taxes and other ............              847              554              (98)
   Changes in operating assets and liabilities:
      Accounts receivable .....................          (25,821)          (5,507)           6,087
      Inventories .............................            4,487           (1,010)          (1,601)
      Trade accounts payable and other
          current liabilities .................           13,287             (758)          (1,604)
      Other ...................................              (30)             288             (207)
                                                       ---------         --------         --------
Net cash provided by operating activities .....           19,914           13,569           23,320

INVESTING ACTIVITIES
Purchases of property, plant and equipment ....          (14,041)         (11,778)         (12,816)
Purchase of AIH, Inc., net of cash acquired ...         (127,679)              --               --
Other .........................................               --              187              108
                                                       ---------         --------         --------
Net cash used in investing activities .........         (141,720)         (11,591)         (12,708)

FINANCING ACTIVITIES
Net borrowings (payments) on long-term
   obligations ................................          128,662            4,150           (9,400)
Deferred financing costs ......................           (6,697)              --               --
Dividends paid ................................             (525)            (545)            (568)
Exercise of stock options .....................              686               43               --
Acquisition of common stock ...................             (160)          (5,414)              --
Other .........................................             (195)            (203)            (230)
                                                       ---------         --------         --------
Net cash provided by (used in) financing
   activities .................................          121,771           (1,969)         (10,198)
                                                       ---------         --------         --------
Net (decrease) increase in cash ...............              (35)               9              414
Cash at beginning of year .....................              983              974              560
                                                       ---------         --------         --------
Cash at end of year ...........................        $     948         $    983         $    974
                                                       =========         ========         ========


See accompanying notes.

Notes To Consolidated Financial Statements
Dyersburg Corporation 1997 Annual Report

1. ACCOUNTING POLICIES

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Dyersburg Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Operations

         The Company is a textile manufacturer of knit fabrics with customers concentrated in the domestic apparel industry. The Company does not require collateral for accounts receivable.

Intangible Assets

         Goodwill, which consists of costs in excess of net assets acquired, is amortized by the straight-line method over forty years. Deferred debt costs are amortized by the interest method over the life of the related debt. Goodwill is net of accumulated amortization of $17,100,000 and $15,193,000 and deferred debt costs and other is net of accumulated amortization of $256,000 and $672,000 at October 4, 1997 and September 28, 1996, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicated that goodwill was not recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows.

Cash and Cash Equivalents

         The Company considers cash equivalents to be temporary cash investments with a maturity of three months or less when purchased.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets: buildings - 25 years; machinery and equipment - 5 to 15 years.

Income Taxes

         The Company provides income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

Stock Based Compensation

         The Company grants stock options for a fixed number of shares to employees and outside directors with an exercise price equal to the market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants.

Earnings Per Common Share

         Earnings per common share is computed using the weighted average number of common shares outstanding during each period, including common stock equivalents, consisting of stock options calculated using the treasury stock method, when dilutive.

Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is required to be adopted in the quarter ending January 3, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Basic earnings per share presented under SFAS No. 128 will be computed using the weighted average number of common shares outstanding and will be substantially equivalent to earnings per share as previously reported. Diluted earnings per share will include the dilutive effect of stock options in a manner similar to that as previously reported.

         In February 1997, the FASB issued, SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 establishes standards for disclosing information about a company's capital structure. The adoption of SFAS No. 129 is not expected to materially alter disclosures presently being provided.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect the effect of adoption of Statement No. 130 to be material to the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of the statement will affect only disclosures provided and will have no impact on the Company's consolidated balance sheets or results of operations.

Reclassifications

         Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

2. BUSINESS COMBINATION

         In August 1997, the Company acquired all the outstanding common stock of AIH, Inc. from West Point Stevens, Inc. AIH, Inc., through its subsidiary, Alamac Knit Fabrics, Inc. (collectively referred to as "Alamac") is a manufacturer of knit fabrics sold primarily to domestic apparel producers. The acquisition was accounted for using the purchase method of accounting. The purchase price was $127,708,000, subject to adjustment for changes in pension assets and liabilities subsequent to December 31, 1996. Under its previous financing arrangements, Alamac sold its accounts receivable and, as a result, the Company did not acquire Alamac's accounts receivable. Accordingly, the Company will be required to finance approximately $40,000,000 to $45,000,000 of additional working capital following the closing of the acquisition. The Company used the net proceeds from the Senior Subordinated Notes (see Note 6), together with borrowings under the Credit Agreement, to finance the purchase price and working capital needs, repay amounts outstanding under the Company's existing credit facility and certain other indebtedness, and pay related fees and expenses. The total purchase price has been allocated as follows to the assets acquired and liabilities assumed based on preliminary estimates of their fair value as of the date of acquisition, which may differ from actual fair values.

                                   (In thousands)
Working capital                      $  23,736
Property, plant and equipment           84,127
Goodwill                                21,086
Other assets                             3,859
Pension obligation                      (5,100)
                                     ---------
                                     $ 127,708
                                     =========

         The operating results of Alamac are included in the Company's consolidated statements of income from August 27, 1997, the acquisition date. The following unaudited pro forma results of operations assume the Alamac acquisition and related financing transactions occurred at the beginning of the period presented. The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                  Year Ended
                                         ------------------------------
                                         Oct. 4, 1997    Sept. 28, 1996
                                         ------------    --------------
                                      (In thousands, except per share data)
Pro forma
Net sales                                  $468,556        $417,885
Income before extraordinary loss             13,422           2,184
Net income                                   12,517           2,184

Earnings per share:
   Income before extraordinary loss        $   1.02        $   0.16
   Net income                                  0.95            0.16

3. INVENTORIES

         Inventories consist of the following:


                       Oct. 4, 1997   Sept. 28, 1996
                       ------------   --------------
                              (In thousands)
Raw materials .......     $18,243        $ 4,649
Work in process .....      14,011          8,530
Finished goods ......      17,180          9,145
Supplies and other ..       2,788            924
                          -------        -------
                          $52,222        $23,248
                          =======        =======


4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:


                                     Oct. 4, 1997   Sept. 28, 1996
                                     ------------   --------------
                                           (In thousands)
Land .............................     $  2,378        $    673
Buildings ........................       68,884          32,612
Machinery and equipment ..........      145,678          88,370
                                       --------        --------
                                        216,940         121,655
Less allowance for depreciation ..       64,417          53,897
                                       --------        --------
                                       $152,523        $ 67,758
                                       ========        ========

         In 1995, the Company committed to replace certain spinning and drawing machinery with leased equipment. Concurrently, the Company wrote down machinery and equipment with original cost of $11,760,000 and accumulated depreciation of $9,468,000. The write-down, less the proceeds from the sale of the assets, resulted in a loss of $2,153,000.

5. ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                    Oct. 4, 1997   Sept. 28, 1996
                                    ------------   --------------
                                           (In thousands)
Accrued bonuses and commissions        $ 5,565        $1,473
Workers' compensation                    1,957         2,485
Accrued interest payable                 1,934           636
Other                                    6,167         2,106
                                       -------        ------
                                       $15,623        $6,700
                                       =======        ======

6. LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:


                               Oct. 4, 1997   Sept. 28, 1996
                               ------------   --------------
                                      (In thousands)
Senior subordinated notes        $125,000        $    --
Credit agreement                   78,050         48,050
Industrial revenue bonds            7,900          7,900
Senior notes                           --         25,000
                                 --------        -------
                                  210,950         80,950
Less current  portion               7,500             --
                                 --------        -------
                                 $203,450        $80,950
                                 ========        =======

         In August 1997, the Company issued $125,000,000 principal amount of 9.75% Senior Subordinated Notes due September 1, 2007 (the "Subordinated Notes"). These Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to the prior payment in full of all senior indebtedness, including the indebtedness under the Credit Agreement and the Industrial Revenue Bonds. The proceeds of the Subordinated Notes, together with borrowings under the Credit Agreement, were used to acquire the common stock of Alamac and retire outstanding Senior Notes (see Note 2).

         On August 27, 1997, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a five-year $110,000,000 revolving line of credit (the "Revolver") and a five-year $50,000,000 amortizing term loan (the "Term Loan"). Up to $12,000,000 of the amount available under the Revolver may be used for the issuance of letters of credit. Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin between 0.75% and 2.75% or at the lender's adjusted base rate, at the Company's option (8.23% at October 4, 1997). The balance under the Revolver is limited at all times to a receivables and inventory borrowing base. The amount of additional borrowings available at October 4, 1997 was $48,545,000. The Term Loan provides for scheduled quarterly amortization such that $7,500,000 is repaid in each of the first two years, $10,000,000 during the third year, and $12,500,000 during each of the fourth and fifth years. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. The Company is required to maintain compliance with certain financial covenants under the Credit Agreement, including covenants relating to minimum net worth and interest ratio coverage. The new credit facility restricts the payment of dividends. At October 4, 1997, the amount of retained earnings available for the payment of dividends was $8,277,000.

         The Industrial Revenue Bonds bear interest at adjustable rates (3.85% at October 4, 1997 and 4.0% at September 28, 1996) and mature November 1, 2002. The bonds are secured by a letter of credit issued under the Revolver.

         The 6.78% Senior Notes due 2002 were retired concurrent with the Subordinated Notes offering which resulted in an extraordinary loss of $905,000, net of a $591,000 tax benefit.

         The schedule of debt maturities presented below assumes borrowings under the Revolver are outstanding until maturity:



Year                                                                    Amount
----------------------------------------------------------------------------------
                                                                    (In thousands)
1998                                                                   $  7,500
1999                                                                      7,500
2000                                                                     10,000
2001                                                                     12,500
2002                                                                     40,550
Thereafter                                                              132,900
----------------------------------------------------------------------------------
Total                                                                  $210,950
----------------------------------------------------------------------------------

         Total interest paid was $ 6,185,000 in 1997, $5,930,000 in 1996, and
$5,777,000 in 1995.

         The Company has letters of credit outstanding of $8,969,000 at October 4, 1997.

         The Company has two interest rate swap agreements to reduce the impact of changes in interest rates on the borrowings under the Credit Agreement. The two interest rate swap agreements have a total notional principal amount of $20,000,000. The differential paid or received is recognized as an adjustment to interest expense. The Company agreed to make interest payments based on a fixed rate of 7.06% and 6.17% on $10,000,000 and $10,000,000 notional principal, respectively, in exchange for payments based on a floating rate of three-month LIBOR. The agreements terminate April 26, 2002 and June 9, 2002, respectively. The fair value of the swap agreements at October 4, 1997 is a loss of $450,000 and is not recognized in the financial statements.

         The fair value of long-term obligations is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate. The carrying value of long-term obligations approximates fair value at October 4, 1997 and September 28, 1996. For all other financial instruments, the carrying amounts approximate fair value due to their short maturities.

7. SHAREHOLDERS' EQUITY

         On October 4, 1995, the Company approved a plan to repurchase up to 2,000,000 shares of Dyersburg Corporation common stock. Purchases were made at the discretion of the Company as warranted based on market pricing. For the years ended October 4, 1997 and September 28, 1996, a total of 27,000 and 1,051,275 shares, respectively, had been purchased under the repurchase plan at an aggregate cost of approximately $160,000 and $5,414,000, respectively. The Company does not presently anticipate further purchases under the plan.

         The Company's Stock Option Plans (the "Option Plans") provide for the granting of stock options to management, key employees and outside directors. Options are subject to terms and conditions determined by the compensation committee of the Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire 10 years from date of grant.

         In 1996, the Company repriced certain stock options through the cancellation of approximately 737,000 outstanding options and the simultaneous granting of 367,000 options at a reduced exercise price equal to market at the date of repricing. Except for the repricing, no other terms of the stock options were changed.

         Option Plan activity is summarized in the table below.


                                  Number of  Weighted average
                                   Options     excise price
                                  ---------  ----------------
Balance at October 1, 1994            759         $8.15
   Options granted                      2          5.63
   Options canceled                    (4)         6.00
                                     ----         -----
Balance at September 30, 1995         757          8.16
   Options granted                    392          4.54
   Options exercised                  (10)         4.50
   Options canceled                  (740)         8.16
                                     ----         -----
Balance at September 28, 1996         399          4.70
   Options granted                     47          7.57
   Options exercised                 (153)         4.50
   Options canceled                   (26)         4.50
                                     ----         -----
Balance at October 4, 1997            267         $5.34

Options outstanding at October 4, 1997 are summarized in the table below:


                                           Outstanding                   Exercisable
                                  -------------------------------  ------------------------
                                          Weighted     Average                  Weighted
                                           Average    Remaining                 Average
                                          Exercise   Contractual                Exercise
Exercise Price                    Options   Price    Life (years)    Options      Price
--------------------------------------------------------------------------------------------
                                 (In thousands, except exercise price and contractual life)
$4.00 -  6.00                       228     $ 4.69       7.53          228       $ 4.69
$6.01 - 10.06                        39     $ 9.10      10.00           19       $ 8.09
--------------------------------------------------------------------------------------------
Total                               267                                247
--------------------------------------------------------------------------------------------

         There were 247,000 and 251,000 options exercisable and 230,000 and 277,000 shares reserved for future grants at October 4, 1997 and September 28, 1996, respectively.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.6%; volatility of the expected market price of the common stock of .292; expected life of the options of 9.0 years; and an expected dividend yield of 1%. Pro forma amounts for 1997 reflect total compensation expense from the awards made in 1996 and 1997. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made from time to time, pro forma amounts for 1997 may not be representative of future years' amounts. During 1997, 47,000 options were granted with a weighted average grant date fair value of $3.40.

         For purpose of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                        Year ended
                              ---------------------------------
                              October 4,        September 28,
                                 1997               1996
---------------------------------------------------------------
                          (In thousands, except per share data)
Net income:
   As reported                 $12,361            $8,400
   Pro forma                    12,245             8,310
Net income per share
   As reported                 $  0.94            $ 0.62
   Pro forma                      0.93              0.61

8. INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets are as follows:


                                     October 4,    September 28,
                                        1997           1996
                                     ---------------------------
                                          (In thousands)
Deferred tax liabilities:
   Depreciation                       $ 8,006        $ 7,944
   Other                                2,599          2,167
                                      -------        -------
Total deferred tax liabilities         10,605         10,111
Deferred tax assets                     6,710          1,728
                                      -------        -------
Net deferred tax liabilities          $ 3,895        $ 8,383
                                      =======        =======

         Significant components of the provision for income taxes are as follows:



                                   Year Ended      Year Ended     Year Ended
                                   October 4,     September 28,  September 30,
                                       1997           1996           1995
                                   -------------------------------------------
                                                 (In thousands)
Current:
   Federal                           $ 9,014         $5,240        $ 5,570
   State                                 249            154            590
Deferred,  primarily  federal           (629)           460           (178)
                                     -------         ------        -------
                                     $ 8,634         $5,854        $ 5,982
                                     =======         ======        =======

         The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:


                                                  Year Ended
                                   -----------------------------------------
                                   October 4,   September 28,  September 30,
                                      1997          1996           1995
                                   -----------------------------------------
                                                (In thousands)
Computed federal tax expense
   at statutory rate                 $7,665        $4,989        $4,390
State taxes, net of federal
   income tax benefit                   162           100           383
Effect of nondeductibility of
   amortization of goodwill             655           650           650
Other                                   152           115           559
                                     ------        ------        ------
                                     $8,634        $5,854        $5,982
                                     ======        ======        ======


         Income tax payments were $7,154,000, $4,885,000, and $5,996,000 for fiscal years 1997, 1996, and 1995, respectively.

9. EMPLOYEE BENEFIT PLANS

         The Company has two separate defined contribution plans that, collectively, cover substantially all employees, excluding Alamac employees. Contributions to one plan equal 7.5% of adjusted income, as defined, plus additional amounts which the Board of Directors may authorize. Contributions to the other plan are at the discretion of the Board of Directors. The contribution for either plan shall not exceed the maximum amount deductible for federal income tax purposes. Profit-sharing expense was $2,599,000, $1,875,000, and $1,902,000 for fiscal years 1997, 1996, and 1995, respectively.

         The Company has agreed to provide a defined benefit pension plan (the Pension Plan) to substantially all full-time active employees of Alamac whose employment transferred to the Company upon acquisition. The terms of such plan have not been determined but will be substantially identical, with respect to the classes of employees covered under the plan and eligibility, to the terms provided by the seller prior to the purchase of Alamac. Benefits under the existing plan were based on years of service and compensation and become vested after five years of service. Substantially all benefits were vested at the valuation date. The Company intends to fund the plan in accordance with the Employee Retirement Income Security Act of 1974.

         The following summarizes information including the plan's funded status as of January 1, 1997 (See Note 2):


                                     Amount
                                    -------
                                 (In thousands)
Projected benefit obligation        $15,500
Plan assets at fair value            10,400
                                    -------
Unfunded liability                  $ 5,100
                                    =======

         The assumptions used to develop the plan's funded status include a weighted average discount rate of 8.25% and average annual increase in compensation of 3.5%.

         Plan assets are invested primarily in United States Government and corporate debt securities, equity securities and fixed income insurance contracts.

10. LEASES

         The Company leases certain equipment and office space under noncancelable operating leases. Most of these leases include renewal options and some include purchase options. Rent expense was $4,123,000 in 1997, $3,050,000 in 1996, and $2,089,000 in 1995.

         Future minimum payments under these leases are as follows:


Fiscal Year                                                              Amount
----------------------------------------------------------------------------------
                                                                    (In thousands)
1998                                                                    $ 6,462
1999                                                                      6,022
2000                                                                      5,020
2001                                                                      4,751
2002                                                                      2,286
Thereafter                                                                4,531
                                                                        -------
Total aggregate future minimum lease payments                           $29,072
                                                                        =======

11. CONTINGENCIES

         In connection with the acquisition of Alamac, the Company conducted an environmental investigation of Alamac's facilities and identified environmental contamination at certain facilities that will require remediation activities. The Company estimates that the cost of such remediation activities will range from approximately $3,500,000 to $5,000,000. As the Company continues to study and evaluate necessary remediation activity, these estimates could change. Pursuant to the Acquisition Agreement, WestPoint Stevens, Inc. agreed to pay 75% of any costs occurring within three years of the closing of the acquisition for matters identified in the Company's environmental investigation or arising as a result of a breach of WestPoint Stevens' representations and warranties in respect of environmental matters up to $10,000,000 and 67% of such costs in excess of $10,000,000 and up to $20,000,000. WestPoint Stevens will not be obligated to indemnify the Company for any such costs in excess of $20,000,000. In addition, WestPoint Stevens agreed to indemnify the Company without regard to time or dollar limitation for losses resulting from third-party claims relating to the identified environmental contamination. Management believes that WestPoint Stevens has the financial capability to honor this indemnity. As a part of the acquisition of Alamac, the Company recorded an accrual of approximately $875,000 for the estimated cost of remediation not covered by the West Point indemnity.

         The Company is involved in various legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect to the Company's financial position or results of operations.

                              DYERSBURG CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


-------------------------------------    ------------     -----------------------  -------------    ---------
COLUMN A                                    COLUMN B       COLUMN C - ADDITIONS      COLUMN D       COLUMN E
-------------------------------------    ------------     -----------------------  -------------    ---------
                                                                      Charged to
                                          Balance at      Charged to     Other                       Balance
                                         Beginning of     Costs and    Accounts -  Deductions(1)    at end of
Description                                 Period         Expenses     Describe     Describe         Period
                                         ------------     ---------    ----------  -------------    ---------
Year ended October 4, 1997
   Allowance for doubtful accounts          $1,500          $2,184                    $1,609          $2,075
                                            ======          ======                    ======          ======

Year ended September 28, 1996
   Allowance for doubtful accounts          $1,170          $1,057                    $  727          $1,500
                                            ======          ======                    ======          ======

Year ended September 30, 1995
   Allowance for doubtful accounts          $1,000          $  558                    $  388          $1,170
                                            ======          ======                    ======          ======

(1) Write-offs, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3), information with respect to directors of the Company is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1998 (the "Proxy Statement") under the caption "Proposal One - Election of Directors," which information is herein incorporated by reference.

         Information with respect to executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

         Information with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, beneficial ownership reporting compliance is included in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Requirements," which information is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included in the Proxy Statement under the caption "Executive Compensation," which information is herein incorporated by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

         Information with respect to certain relationships and related transactions is included in the Proxy Statement under the caption "Certain Transactions," which information is herein incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(l) Financial Statements. See Item 8.

         (a)(2) Supplemental Schedules Supporting Financial Statements. See Item 8.

         (a)(3) Exhibits. See Index to Exhibits, page 37.

         (b)    Reports on Form 8-K:

                1. Current Report filed July 18, 1997, regarding the Stock Purchase Agreement, dated as of July 15, 1997, by and among Dyersburg Corporation, Alamac Sub Holdings Inc., AIH Inc. and WestPoint Stevens Inc.;

                2. Current Report filed July 30, 1997, regarding the Press Release, dated July 29, 1997, announcing plans to issue up to $125 million aggregate principal amount of Senior Subordinated Notes due 2007, to be completed in August 1997; and

                3. Current Report filed September 2, 1997, regarding (i) the consummation of the transactions contemplated by the Stock Purchase Agreement, dated July 15, 1997, by and among Dyersburg Corporation, Alamac Sub Holdings Inc., AIH Inc. and WestPoint Stevens Inc. pursuant to which Dyersburg Corporation acquired all of the outstanding stock of AIH Inc. under Item 2; and (ii) the Financial Statements of Business to be Acquired and Pro Forma Financial Information (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 1997).

         (c)    Exhibits. See Index to Exhibits, page 37.

         (d)    Financial Statement Schedules. See Item 8.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                             DYERSBURG CORPORATION


Date:  December 30, 1997                     /s/ T. Eugene McBride
                                             -----------------------------------
                                             T. Eugene McBride
                                             Chief Executive Officer
                                             (Principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 30, 1997.


/s/ T. Eugene McBride
---------------------------------------      -----------------------------------
T. Eugene McBride                            Ravi Shankar
Chairman                                     Director

/s/ Jerome M. Wiggins                        /s/ Mickey Ganot
---------------------------------------      -----------------------------------
Jerome M. Wiggins                            Mickey Ganot
President and Chief Operating                Director
Officer

/s/ William S. Shropshire, Jr.               /s/ Marvin B. Crow
---------------------------------------      -----------------------------------
William S. Shropshire, Jr.                   Marvin B. Crow
Executive Vice President,                    Director
Chief Financial Officer and
Secretary - Treasurer
(Principal financial officer)

/s/ Paul L. Hallock                          /s/ L.R. Jalenak, Jr.
---------------------------------------      -----------------------------------
Paul L. Hallock                              L.R. Jalenak, Jr.
Vice President - Finance and                 Director
Assistant Secretary - Treasurer
(Principal accounting officer)

                                             /s/ Julius Lasnick
---------------------------------------      -----------------------------------
P. Manohar                                   Julius Lasnick
Director                                     Director

                                INDEX TO EXHIBITS


Exhibit
No.        Description
-------  -----------------------------------------------------------------------
2.1      Stock Purchase Agreement, dated as of July 15, 1997, by and among
         Dyersburg Corporation, Alamac Sub Holdings, Inc., AIH Inc. and
         WestPoint Stevens Inc. (incorporated by reference to Exhibit 2.1 to the
         Current Report on Form 8-K filed with the Securities and Exchange
         Commission on July 18, 1997).

3.1 Amended and Restated Charter of Dyersburg Corporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1
         (Registration No. 33-46331)).

3.2      Bylaws of Dyersburg Corporation (incorporated by reference to Exhibit
         3(b) to the Registration Statement on Form S-1 (Registration No.
         33-46331)).

3.3 Amended and Restated Bylaws of Dyersburg Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 1997).

10.1     Loan Agreement between The Industrial Revenue Board of the City of
         Trenton, Tennessee and Dyersburg Fabrics Inc. dated as of July 1, 1990
         (incorporated by reference to Dyersburg Fabrics Inc.'s Form 10-K for the fiscal year ended September 29, 1990).

10.2     Tax Sharing Agreement dated July 24, 1990 between Dyersburg Fabrics
         Inc. and Dyersburg Corporation (incorporated by reference to Dyersburg
         Fabrics Inc.'s Form 10-K for the fiscal year ended September 29, 1990).

10.3* Dyersburg Corporation 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(a).2 to the Registration Statement on Form S-1
         (Registration No. 33-46331)), as amended, (incorporated by reference to Appendix A to Proxy Statement dated December 14, 1995).

10.4*    Dyersburg Fabrics Inc. Deferred Compensation Plan, as amended,
         (incorporated by reference to Appendix A to Proxy Statement dated
         December 14, 1995).

10.5 Form of Registration Rights Agreement dated as of April 30, 1992 between the Company and each shareholder of the Company (incorporated by reference to Exhibit 10(k) to the Registration Statement on Form S-1
         (Registration No. 33-46331)).

10.6*    Dyersburg Corporation Non-qualified Stock Option Plan for Employees of
         Acquired Companies (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-8 (Registration No. 33-74350)), as amended, (incorporated by reference to Appendix A to Proxy Statement dated December 14, 1995).

10.7     Second Amended and Restated Letter of Credit Agreement dated as of July
         1, 1990, among Dyersburg Fabrics Limited Partnership, I, Dyersburg
         Fabrics Inc., Dyersburg Corporation, DFIC, Inc., and SunTrust Bank,
         Atlanta, relating to $7,900,000 The Industrial Development Board of the
         City of Trenton, Tennessee Industrial Development Revenue Bonds
         (Dyersburg Fabrics Inc. Project Series 1990) (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of the quarter ended March 30, 1996).

10.8     Amended and Restated Pledge and Security Agreement, dated as of July 1,
         1990, made by Dyersburg Fabrics Limited Partnership, I, to SunTrust
         Bank, Atlanta (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 30, 1996).

10.9     Stock Purchase Agreement, dated April 8, 1997, between Polysindo Hong
         Kong Limited and the sellers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 1997).

10.10    Agreement, dated April 8, 1997, among Polysindo Hong Kong Limited, PT.
         Texmaco Jaya and Dyersburg Corporation (incorporated by reference to
         Exhibit 10.2 to the Current Report on Form 8- K filed with the
         Securities and Exchange Commission on April 17, 1997).

10.11    Purchase Agreement, dated August 20, 1997, by and among Dyersburg
         Corporation, Dyersburg Fabrics Inc., Dyersburg Fabrics Limited
         Partnership, I, DFIC, Inc., IQUE, Inc., IQUEIC, Inc., IQUE Limited
         Partnership, I, United Knitting Inc., UKIC, Inc., United Knitting
         Limited Partnership, I, Bear, Stearns & Co., Inc. and Prudential
         Securities Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange
         Commission on September 2, 1997).

10.12    Indenture, dated as of August 27, 1997, by and among Dyersburg
         Corporation, Dyersburg Fabrics Inc., Dyersburg Fabrics Limited
         Partnership, I, DFIC, Inc., IQUE, Inc., IQUE Limited Partnership, I,
         United Knitting Inc., UKIC, Inc., United Knitting Limited Partnership,
         I, Alamac Knit Fabrics, Inc., Alamac Enterprises Inc., AIH, Inc., and
         State Street Bank and Trust Company (incorporated by reference to
         Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1997).

10.13    Registration Rights Agreement, dated as of August 27, 1997, among
         Dyersburg Corporation, the Guarantors named therein, Bear, Stearns &
         Co. Inc. and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1997).

10.14    Credit Agreement, dated as of August 27, 1997, among Dyersburg
         Corporation, Dyersburg Fabrics Limited Partnership, I, United Knitting
         Limited Partnership, I, IQUE Limited Partnership, I, Alamac Knit
         Fabrics, Inc., the Lenders listed therein, SunTrust Bank, Atlanta, as
         Agent, and SunTrust Bank Atlanta, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1997).

11       Computation of earnings per share

21       Subsidiaries

23       Consent of Independent Auditors

27       Financial Data Schedule (for SEC use only)


*Compensation Plan