Form 10-Q
period 1998-01-03
DYERSBURG CORP
filed 1998-02-17
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 3, 1998
                           Commission File No. 1-11126


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

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    No
                                        -----     ------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

      Title of each          Number of shares outstanding as of January 15, 1998
---------------------------  ---------------------------------------------------
Common Stock $.01 par value                      13,330,110

INDEX TO FORM 10-Q


DYERSBURG CORPORATION



PART I--FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets at
              January 3, 1998, October 4, 1997, and
              January 4, 1997.................................................3
         Consolidated Condensed Statements of Income
              for the Three Months Ended January 3, 1998,
              and January 4, 1997.............................................4
         Consolidated Condensed Statements of Cash
              Flows for the Three Months Ended
              January 3, 1998, and January 4, 1997............................5
         Notes to Consolidated Condensed Financial
              Statements......................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................9



PART II--OTHER INFORMATION
--------------------------


ITEM 4--SUBMISSION OF MATTERS TO A VOTE
               OF SHAREHOLDERS...............................................10

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.....................................10

SIGNATURES...................................................................11

                              DYERSBURG CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (in thousands, except share data)

                                                                  January 3,    October 4,    January 4,
                                                                     1998          1997          1997
                                                                  ----------    ----------    ----------
ASSETS

Current assets:

 Cash .......................................................      $  1,434      $    948      $    464
 Accounts receivable, net of allowance for doubtful accounts of $2,350 at January 3, 1998, $2,075 at October 4, 1997,
    and $1,210 at January 4, 1997 ...........................        60,449        68,290        24,817

 Inventories ................................................        60,901        52,222        32,215
 Prepaid expenses and other .................................         6,896         6,597           865
                                                                   --------      --------      --------
       Total current assets .................................       129,680       128,057        58,361

 Property, plant and equipment, net .........................       154,449       152,523        67,612
 Goodwill, net ..............................................        77,947        78,277        58,612
 Deferred debt costs and other, net .........................         6,647         7,959           505
                                                                   --------      --------      --------

                                                                   $368,723      $366,814      $185,090
                                                                   ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ....................................      $ 17,113      $ 23,721      $  7,726
  Accrued expenses ..........................................        15,647        14,758         5,228
  Income taxes payable ......................................           837         1,564           548
  Current portion of long-term obligations ..................         7,500         7,500            --
                                                                   --------      --------      --------
       Total current liabilities ............................        41,097        47,543        13,502

  Long-term obligations .....................................       210,714       203,450        73,103
  Deferred income taxes .....................................         8,363         8,459         8,668
  Other liabilities .........................................         6,373         6,258           659

Shareholders' equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Common stock, $.01 par value, authorized 40,000,000
  shares; issued and outstanding shares - 13,327,410 at
  January 3, 1998, 13,280,033 at October 4, 1997, and
  13,132,480 at January 4, 1997 .............................           133           133           132
  Additional paid-in capital ................................        42,207        41,985        41,323
  Retained earnings .........................................        59,836        58,986        47,703
                                                                   --------      --------      --------
Total shareholders' equity ..................................       102,176       101,104        89,158
                                                                   --------      --------      --------

                                                                   $368,723      $366,814      $185,090
                                                                   ========      ========      ========


See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                      (in thousands except per share data)

                                                        Three Months Ended
                                                  ------------------------------
                                                  January 3,          January 4,
                                                     1998                1997
                                                  -----------        -----------
Net Sales ................................        $    91,931        $    38,793

Costs and expenses:

   Cost of sales .........................             76,698             30,350
   Selling, general, and administrative ..              8,192              5,810
   Interest and amortization of debt costs              5,426              1,482
                                                  -----------        -----------

Total costs and expenses .................             90,316             37,642
                                                  -----------        -----------

Income before income taxes ...............              1,615              1,151

Income taxes .............................                632                467
                                                  -----------        -----------

Net Income ...............................        $       983        $       684
                                                  ===========        ===========

Weighted average shares outstanding:

  Basic ..................................         13,305,518         13,135,133
                                                  ===========        ===========

  Diluted ................................         13,393,951         13,201,545
                                                  ===========        ===========

Earnings per share:

  Basic ..................................        $      0.07        $      0.05
                                                  ===========        ===========

  Diluted ................................        $      0.07        $      0.05
                                                  ===========        ===========

Dividends per share ......................        $      0.01        $      0.01
                                                  ===========        ===========



See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                           Three Months Ended
                                                                       ---------------------------
                                                                       January 3,       January 4,
                                                                          1998            1997
                                                                       ----------       ----------
OPERATING ACTIVITIES
   Net Income ..................................................        $    983         $    684
   Adjustments to reconcile to net cash (used in)
     provided by operating activities:
        Depreciation and amortization ..........................           5,439            2,811
        Deferred income taxes ..................................             (54)              88
        Other-net...............................................          (7,106)           6,700
                                                                        --------         --------

            Net cash (used in) provided by operating activities             (738)          10,283

INVESTING ACTIVITIES
   Capital expenditures ........................................          (6,536)          (2,138)
   Other-net ...................................................             844               95
                                                                        --------         --------

            Net cash used in investing activities ..............          (5,692)          (2,043)

FINANCING ACTIVITIES
   Acquisition of common stock for treasury ....................              --             (160)
   Retirement of debt ..........................................             (51)             (58)
   Net borrowing (repayment) on debt ...........................           6,879           (8,432)
   Dividends paid ..............................................            (133)            (131)
   Issuance of common stock ....................................             221               22
                                                                        --------         --------

             Net cash provided by (used in) financing activities           6,916           (8,759)
                                                                        --------         --------

             Net increase (decrease) in cash ...................             486             (519)
Cash at beginning of period ....................................             948              983
                                                                        --------         --------

Cash at end of period ..........................................        $  1,434         $    464
                                                                        ========         ========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

January 3, 1998

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial information as of October 4, 1997, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Due to seasonal patterns, the results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 4, 1997. The quarter ended January 3, 1998, included 13 weeks, while the quarter ended January 4, 1997, included 14 weeks.

NOTE B--BUSINESS COMBINATION

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

         The operating results of Alamac are included in the Company's condensed consolidated statements of income from August 27, 1997, the acquisition date. The following unaudited pro forma results of operations assume the Alamac acquisition and related financing transactions occurred at the beginning of the period presented. In connection with the acquisition of Alamac, the Company recorded an extraordinary charge of $905,000, or $0.07 per share, related to the early extinguishment of debt. The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                        Quarter Ended
                                              ------------------------------
                                              Jan. 3, 1998      Jan. 4, 1997
                                              ------------      ------------
                                           (in thousands, except per share data)
Pro forma
Net sales                                       $ 91,931          $ 94,728
Income before extraordinary loss                     983               304
Net income (loss)                                    983              (721)

Earnings per share:
   Income before extraordinary loss             $   0.07          $   0.01
   Net income (loss)                            $   0.07          $  (0.06)



NOTE C--INVENTORIES

                                Jan. 3,      Oct. 4,     Jan. 4,
                                 1998         1997        1997
                               ---------------------------------
                                          (in thousands)
Raw Materials ...........      $20,325      $18,243      $ 5,914
Work in Process .........       17,796       14,011       13,077
Finished Goods ..........       20,002       17,180       12,337
Supplies and Other ......        2,778        2,788          887
                               -------      -------      -------

                               $60,901      $52,222      $32,215
                               =======      =======      =======

NOTE D--EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, and accordingly, the prior period presentation has been restated. The table below sets forth the computations of basic and diluted earnings per share:


                                                                Jan. 3,               Jan. 4,
                                                                 1998                  1997
                                                         --------------------------------------------
                                                        (in thousands except share and per share data)
Numerator for basic and diluted earnings per
      share--income available to
      common stockholders ..........................          $       983          $       684
                                                              -----------          -----------
Denominator:
   Denominator for basic earnings per
      share--weighted average shares ...............           13,305,518           13,135,133

   Effect of dilutive securities:
       Employee Stock Options ......................               88,433               66,412
                                                              -----------          -----------

   Denominator for diluted earnings per share--
        adjusted weighted average shares and assumed
        conversions ................................           13,393,951           13,201,545
                                                              ===========          ===========



Basic earnings per share ...........................          $      0.07          $      0.05
                                                              ===========          ===========

Diluted earnings per share .........................          $      0.07          $      0.05
                                                              ===========          ===========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net income for the first fiscal quarter of 1998 was $983,000, or $0.07 per share, versus $684,000, or $0.05 per share, in the first fiscal quarter of the prior year. Earnings per share are the same whether calculated on a basic or diluted basis. The weighted average number of shares outstanding in the quarter ended January 3, 1998 was approximately 13,306,000.

         Net sales for the quarter ended January 3, 1998 increased by 137% to $91.9 million versus $38.8 million for the same quarter prior year. The increase in net sales was due to the inclusion of Alamac sales in fiscal 1998. Without Alamac sales, net sales decreased slightly from the first quarter of fiscal 1997 by 4%, or $1.6 million. Increased sales of outerwear fleece were more than offset by a decrease in sales of stretch fabrics. Gross margins for the quarter declined to 16.6% versus 21.8% for the same period in fiscal 1997. The decrease in gross margins resulted from the inclusion of Alamac's sales in fiscal 1998, which have historically experienced gross margins of 11 to 14%.

         Selling, general and administrative expenses increased 41% for the first quarter of fiscal 1998 compared to the same period in fiscal 1997 due to the inclusion of Alamac in fiscal 1998. As a percentage of sales, these same expenses decreased to 8.9% for the first quarter fiscal 1998 versus 14.9% for the same period in fiscal 1997. This decrease reflects the impact of Alamac's lower selling, general and administrative expenses as a percent of sales.

         Quarterly interest expense in the first quarter of fiscal 1998 of $5.4 million was significantly higher than that of the same period of fiscal 1997 due to the additional debt issued in relation to the Alamac acquisition. The effective tax rate for the first quarter of fiscal 1998 was approximately 39%, exceeding the federal statutory rate due to certain expense items not being deductible for tax purposes, principally $599,000 from the amortization of goodwill.


Liquidity and Capital Resources

         Working capital increased to $88.6 million and the current ratio improved to 3.2:1 at January 3, 1998, compared to $80.5 million in working capital and a current ratio of 2.7:1 at October 4, 1997. The increase in working capital and current ratio is the result of seasonal increases in inventories offset by declines in accounts receivable reflecting typically lower sales volume experienced in the first fiscal quarter as compared to the fourth fiscal quarter. The Company's debt-to-capital ratio was 67.3% at January 3, 1998, versus 66.8% at October 4, 1997.

         Net receivables decreased from $68.3 million at October 4, 1997, to $60.4 million at January 3, 1998, as a result of seasonal sales levels partially offset by a buildup in Alamac's net accounts receivable balance from $24.1 million at year end to $34.3 million at January 3, 1998. Alamac's accounts receivable are anticipated to average $40-42 million in the remainder of fiscal 1998. Inventories increased to $60.9 million during the first quarter of fiscal 1998 in anticipation of seasonally stronger sales for the remainder of the fiscal year.

         Capital expenditures for the three months ended January 3, 1998, were $6.5 million versus $2.1 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $25 million in fiscal 1998.

         At January 3, 1998, the Company had $35.8 million of additional borrowings available. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

         As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Company places significant reliance on technology for many of its operational systems. A review of all systems has been undertaken to ensure that they do not malfunction as a result of the year 2000. As a result of this process the Company expects to both replace some systems and upgrade others. The current cost of this effort is still being evaluated however management does not expect the financial impact to be material to the consolidated financial statements. Management's estimate of the ultimate cost and completion of necessary software replacement or modification is based on numerous assumptions regarding future events including continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the three months ended January 3, 1998.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

         (a)      27     Financial Data Schedule (for SEC use only)

         (b) The Corporation did not file any reports on Form 8-K during the three months ended January 3, 1998.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 13, 1998                      /s/ William S. Shropshire, Jr.
                                       -----------------------------------------
                                       William S. Shropshire, Jr.
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Secretary and Treasurer