Form 10-Q
period 1998-04-04
DYERSBURG CORP
filed 1998-05-15
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998
                           Commission File No. 1-11126


                              DYERSBURG CORPORATION
             (Exact name of registrant as specified in its charter)

          TENNESSEE                                          62-1363247
 (State or other jurisdiction of                            (I.R.S employer
 incorporation or organization)                          identification no.)


1315 PHILLIPS ST., DYERSBURG, TENNESSEE                         38024
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
YES  X      No
    ----       ---

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                                                     Number of shares
      Title of each                           outstanding as of April 30, 1998
---------------------------                   --------------------------------
Common Stock $.01 par value                              13,332,542

INDEX TO FORM 10-Q


DYERSBURG CORPORATION



                                                                                                              PAGE NUMBER
                                                                                                              -----------
PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets at
              April 4, 1998, and October 4, 1997, ................................................................3
         Consolidated Condensed Statements of Income
              for the Three Months Ended April 4, 1998,
              and April 5, 1997; Six Months Ended
              April 4, 1998, and April 5, 1997....................................................................4
         Consolidated Condensed Statements of Cash
              Flows for the Six Months Ended
              April 4, 1998, and April 5, 1997....................................................................5
         Notes to Consolidated Condensed Financial
              Statements..........................................................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...,,,,......................................................9



PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS..........................................................11

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.........................................................................12
SIGNATURES.......................................................................................................12

                              DYERSBURG CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (in thousands, except share data)

                                                                                      April 4,     October 4,
                                                                                       1998           1997
                                                                                     --------       --------
ASSETS

Current assets:
  Cash .......................................................................       $    282       $    948
  Accounts receivable, net of allowance for doubtful accounts
    of $2,875 at April 4, 1998, and $2,075 at October 4, 1997 ................         77,045         68,290

  Inventories ................................................................         68,329         52,222

  Prepaid expenses and other.................................................           7,737          6,597
                                                                                     --------       --------
       Total current assets ..................................................        153,393        128,057

  Property, plant and equipment, net .........................................        145,723        152,523
  Goodwill, net ..............................................................         87,239         78,277

  Deferred debt costs, net....................................................          6,390          6,674
  Other assets................................................................          4,781          1,283
                                                                                     --------       --------

                                                                                     $397,526       $366,814
                                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .....................................................       $ 20,987       $ 23,721
  Accrued expenses ...........................................................         16,943         14,758

  Income taxes payable........................................................             --          1,564
  Current portion of revolving credit facility................................         10,000             --
  Current portion of long-term obligations....................................          7,500          7,500
                                                                                     --------       --------
       Total current liabilities .............................................         55,430         47,543


  Revolving credit facility ..................................................         54,650         28,050

  Other long-term obligations ................................................        171,983        175,400
  Deferred income taxes.......................................................          7,688          8,459
  Other liabilities...........................................................          3,908          6,258

Shareholders' equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Common stock, $.01 par value, authorized
  40,000,000 shares; issued and outstanding
  shares - 13,332,542 at April 4, 1998, and
  13,280,033 at October 4, 1997 ..............................................            133            133
  Additional paid-in capital .................................................         42,689         41,985
  Retained earnings ..........................................................         61,045         58,986
Total shareholders' equity ...................................................        103,867        101,104
                                                                                     --------       --------
                                                                                     $397,526       $366,814
                                                                                     ========       ========


See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                 (in thousands except share and per share data)

                                            Three Months Ended                   Six Months Ended
                                      -----------------------------       -----------------------------
                                        April 4,          April 5,          April 4,          April 5,
                                          1998              1997              1998              1997
                                      -----------       -----------       -----------       -----------
Net Sales .....................       $   109,958       $    51,038       $   201,889       $    89,831

Costs and expenses:

   Cost of sales...............            90,657            39,908           167,363            70,258
   Selling, general, and
     administrative ...........            11,525             6,412            19,709            12,222
   Interest and amortization of
     debt costs................             5,570             1,467            10,996             2,949
                                      -----------       -----------       -----------       -----------
Total costs and expenses.......           107,752            47,787           198,068            85,429
                                      -----------       -----------       -----------       -----------
Income before income taxes.....             2,206             3,251             3,821             4,402

Income taxes...................               863             1,272             1,495             1,739
                                      -----------       -----------       -----------       -----------

Net Income ....................       $     1,343       $     1,979       $     2,326       $     2,663
                                      ===========       ===========       ===========       ===========

Weighted average
shares outstanding:
          Basic ...............        13,330,613        13,132,882        13,318,065        13,134,049
                                      ===========       ===========       ===========       ===========
          Diluted .............        13,392,711        13,211,821        13,395,488        13,199,439
                                      ===========       ===========       ===========       ===========

Earnings per share:
          Basic ...............       $      0.10       $      0.15       $      0.17       $      0.20
                                      ===========       ===========       ===========       ===========
          Diluted .............       $      0.10       $      0.15       $      0.17       $      0.20
                                      ===========       ===========       ===========       ===========

Dividends per share ...........       $      0.01       $      0.01       $      0.02       $      0.02
                                      ===========       ===========       ===========       ===========




See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                             Six Months Ended
                                                                                         ------------------------
                                                                                         April 4,        April 5,
                                                                                           1998            1997
                                                                                         --------        --------
OPERATING ACTIVITIES
   Net Income ....................................................................       $  2,326        $  2,663
   Adjustments to reconcile to net cash (used
     in) provided by operating activities:
        Depreciation and amortization ............................................         11,107           5,971
        (Increase) decrease in accounts receivable, net ..........................         (8,755)          4,710
        Increase in inventory ....................................................        (16,107)        (13,353)
        Other-net.................................................................        (10,813)          2,631
                                                                                         --------        --------

            Net cash  (used in) provided by operating activities .................        (22,242)          2,622

INVESTING ACTIVITIES
   Capital expenditures ..........................................................        (11,154)         (3,632)
   Other-net .....................................................................           (890)            (19)
                                                                                         --------        --------

            Net cash used in investing activities ................................        (12,044)         (3,651)

FINANCING ACTIVITIES
   Acquisition of common stock for treasury ......................................             --            (160)
   Net borrowings on long-term obligations .......................................         33,183             917
   Dividends paid ................................................................           (267)           (262)
   Issuance of common stock.......................................................            704              29
                                                                                         --------        --------

             Net cash provided by financing activities ...........................         33,620             524
                                                                                         --------        --------

             Net decrease in cash ................................................           (666)           (505)
Cash at  beginning of period .....................................................            948             983
                                                                                         --------        --------

Cash at end of period............................................................        $    282        $    478
                                                                                         ========        ========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

April 4, 1998

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


NOTE B--BUSINESS COMBINATION

         In August 1997, the Company acquired all the outstanding common stock of AIH, Inc. from West Point Stevens, Inc. AIH, Inc., through its subsidiary, Alamac Knit Fabrics, Inc. (collectively referred to as "Alamac") is a manufacturer of knit fabrics sold primarily to domestic apparel producers. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $128 million.

         The operating results of Alamac are included in the Company's condensed consolidated statements of income from August 27, 1997, the acquisition date. The following unaudited pro forma results of operations for fiscal 1997 assume the Alamac acquisition and related financing transactions occurred at the beginning of the period presented. In connection with the acquisition of Alamac, the Company recorded an extraordinary charge of $905,000, or $0.07 per share, related to the early extinguishment of debt. The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                Six Months Ended
                                             ----------------------
                                             April 4,      April 5,
                                              1998           1997
                                            --------       --------
                                      (in thousands except per share data)
Pro forma
Net Sales ...........................       $201,889       $207,456
Income before extraordinary loss ....          2,326          1,805
Net income ..........................          2,326            900

Earnings per share-basic and diluted:
   Income before extraordinary loss .       $   0.17       $   0.14
   Net income .......................       $   0.17       $   0.07






NOTE C--INVENTORIES

                                             April 4,      April 5,
                                              1998           1997
                                            --------       --------
                                                (in thousands)

Raw Materials .......................       $ 19,595       $ 18,243
Work in Process .....................         20,627         14,011

Finished Goods ......................         25,142         17,180

Supplies and Other ..................          2,965          2,788
                                            --------       --------
                                            $ 68,329       $ 52,222
                                            ========       ========

NOTE D--EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, and accordingly, the prior period presentation has been restated. The table below sets forth the computations of basic and diluted earnings per share:


                                                Three Months Ended                  Six Months Ended
                                          -----------------------------       -----------------------------
                                            April 4,          April 5,         April 4,           April 5,
                                              1998              1997             1998               1997
                                          -----------       -----------       -----------       -----------
                                                         (in thousands except share and per share data)

Numerator for basic and
  diluted earnings per
  share--net income ...............       $     1,343       $     1,979       $     2,326       $     2,663

Denominator:
   Denominator for basic
     earnings per
     share--weighted average shares        13,330,613        13,132,882        13,318,065        13,134,049

   Effect of dilutive securities:
      Employee Stock Options ......            62,098            78,939            77,423            65,390
                                          -----------       -----------       -----------       -----------
Denominator for diluted earnings
  per share--adjusted
  weighted average shares .........        13,392,711        13,211,821        13,395,488        13,199,439
                                          ===========       ===========       ===========       ===========
Basic earnings per
share .............................       $      0.10       $      0.15       $      0.17       $      0.20
                                          ===========       ===========       ===========       ===========
Diluted earnings per
share .............................       $      0.10       $      0.15       $      0.17       $      0.20
                                          ===========       ===========       ===========       ===========


NOTE E--LONG-TERM OBLIGATIONS

In August 1997, the Company issued $125,000,000 principal amount of 9.75% Senior Subordinated Notes due September 1, 2007 (the "Subordinated Notes"). The Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to the prior payment in full of all senior indebtedness. The Subordinated Notes are guaranteed by all of the Company's subsidiaries (the "Guarantors"). Separate financial statements of the Guarantors are not included herein because: (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries; (b) the Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Subordinated Notes on a joint and several basis;
(c) the Guarantors comprise all of the direct and indirect subsidiaries of the Company; and (d) management believes that such information is not material to investors.

During the second quarter of fiscal 1998, the Company entered into two additional interest rate hedge agreements to reduce the impact of changes in interest rates on the borrowings under the Credit Agreement. An interest rate "collar" with a notional principal amount of $10,000,000 was entered into with a cap of 7.00% and a floor of 5.00%, based on a floating rate of three-month LIBOR. This Agreement terminates in February 2003. Under the "collar" agreement, the Company agreed to make interest payments based on a floating rate of three-month LIBOR if such rate falls below 5.00% and would receive interest payments based on a floating rate of three-month LIBOR if such rate exceeds 7.00% during the life of the agreement.

The Company also entered into a $10,000,000 notional amount interest rate swap agreement. Under the terms of the swap agreement, the Company agreed to make interest payments based on a fixed rate of 5.85%, in exchange for payments based on a floating rate of three-month LIBOR. The new swap agreement terminates in March 2003. The carrying value of these new financial instruments approximates fair value at April 4, 1998.

The new interest rate hedge agreements supplement the existing two interest rate swap agreements having a notional principal amount of $10,000,000 each. These existing agreements provide for the Company to make interest payments based on a fixed rate of 7.06% and 6.17%, respectively, in exchange for payments based on a floating rate of three-month LIBOR. The agreements terminate in April 2002 and June 2002, respectively.


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the quarter ended April 4, 1998, increased by 115% to $110.0 million versus $51.0 million for the same quarter of the prior year. The increase in net sales was due to the inclusion of Alamac sales in fiscal 1998. Without Alamac sales, net sales increased by 2%, or $1.3 million, from the second quarter of fiscal 1997. Net sales for the six months ended April 4, 1998, were 125% above the same period prior year. Excluding Alamac, net sales decreased by less than 1%. Gross margins for the quarter and year-to-date declined to 17.6% and 17.1%, versus 21.8% and 21.8% for the same periods in fiscal 1997, respectively. The decrease in gross margins resulted from the inclusion of Alamac's sales in fiscal 1998, which have historically experienced gross margins of 8 to 14%.

         Selling, general and administrative expenses increased 80% for the second quarter and 61% year-to-date for fiscal 1998 compared to the same periods in fiscal 1997 due to the inclusion of Alamac in fiscal 1998. As a percentage of sales, these same expenses decreased to 10.5% and 9.8% for the second quarter and year-to-date, respectively, for fiscal 1998, versus 12.6% and 13.6% for the same periods in fiscal 1997. This decrease reflects the impact of Alamac's lower selling, general and administrative expenses as a percent of sales.

         Interest expense in the second quarter of fiscal 1998 of $5.6 million and year-to-date of $11.0 million, was significantly higher than that of the same periods of fiscal 1997 due to the additional debt issued in relation to the Alamac acquisition. The effective tax rate for the second quarter and year-to-date of fiscal 1998 was approximately 39%, exceeding the federal statutory rate due to certain expense items not being deductible for tax purposes, principally $900,000 year-to-date from the amortization of goodwill.

         Net income for the quarter ended April 4, 1998, was $1.3 million, or $0.10 per share, versus $2.0 million, or $0.15 per share, for the same period in fiscal 1997. For the six months ended April 4, 1998, net income was $2.3 million, or $0.17 per share, versus $2.7 million, or $0.20 per share, for the same period in fiscal 1997. Earnings per share are the same whether calculated on a basic or diluted basis. The diluted weighted average number of shares outstanding for the quarter and six months ended April 4, 1998, was approximately 13,393,000 and 13,395,000, respectively.

         Management is presently reviewing its Alamac subsidiary with a bias toward reducing the complexity of its operations, further refining the markets to which it serves and identifying opportunities to reduce costs. Operating results for the first six months of fiscal 1998 have not met expectations. Actions under consideration include a reduction in manufacturing capacity and the potential for a write-down of long-lived assets. The Company is in the process of reviewing alternatives and is unable to estimate the full impact of any such changes at this time.


Liquidity and Capital Resources

         Working capital increased to $98.0 million and the current ratio increased to 2.8:1 at April 4, 1998, from $80.5 million and 2.7:1, respectively, at October 4, 1997. The Company's long-term debt-to-capital ratio was 68.6% at April 4, 1998, compared to 66.8% at October 4, 1997.

         Net receivables increased from $68.3 million at October 4, 1997, to $77.0 million at April 4, 1998, as a result of seasonal sales levels. Inventories increased to $68.3 million during the second quarter of fiscal 1998 in anticipation of seasonally stronger sales for the remainder of the fiscal year.

         Capital expenditures for the six months ended April 4, 1998, were $11.2 million versus $3.6 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $25 million in fiscal 1998.

         At April 4, 1998, the Company had $28.2 million of additional borrowings available. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

         As described above, management is presently reviewing various alternatives with respect to its Alamac operations. Certain potential alternatives may involve a significant charge to earnings and/or a write-down of long-lived assets. In the event such charges are recognized, it is a likely result that an amendment to the bank Credit Agreement will be necessary. Management believes it will be able to obtain an amendment acceptable to the Company, but no assurances can be given.

         As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Company places significant reliance on technology for many of its operational systems. A review of all systems has been undertaken to ensure that they do not malfunction as a result of the year 2000. As a result of this process the Company expects to both replace some systems and upgrade others. Management does not expect the financial impact of this effort to be material to the consolidated financial statements. Management's estimate of the ultimate cost and completion of necessary software replacement or modification is based on numerous assumptions regarding future events including continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Company held the Annual Meeting of Shareholders on January 28, 1998, ("Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected: three Class III directors, Ravi Shankar, Marvin B. Crow, and Jerome M. Wiggins for three-year terms and until their successors are duly elected and qualified; two Class I directors, P. Manohar and Mickey Ganot for one-year terms and until their successors are duly elected and qualified; one Class II director, John D. Howard for a two-year term and until his successor is duly elected and qualified. Continuing directors for the Company are Julius Lasnick, L.R. Jalenak, Jr. and T. Eugene McBride.

                                        For                  Withheld (Abstain)
                                     ---------               ------------------
Ravi Shankar                         9,262,700                     159,800
Marvin B. Crow                       9,392,100                      30,400
Jerome M. Wiggins                    9,251,850                     170,650
P. Manohar                           9,263,200                     159,300
Mickey Ganot                         9,264,400                     158,100
John D. Howard                       9,392,000                      30,500

         The shareholders ratified the appointment of Ernst & Young LLP as the independent certified public accountants of the Company for fiscal 1998. There were 9,413,558 votes cast for such proposal, 3,000 votes cast against such proposal, and 5,942 votes withheld (abstain) with respect to such proposal.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

      (a)   27    Financial Data Schedule (for SEC use only)

      (b) The Corporation did not file any reports on Form 8-K during the three months ended April 4, 1998.




SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 1998                       /s/ William  S. Shropshire, Jr.
                                  ---------------------------------------------
                                  William S. Shropshire, Jr.
                                  Executive Vice President, Chief Financial
                                  Officer, Secretary and Treasurer