Form 10-Q
period 1998-07-04
DYERSBURG CORP
filed 1998-08-17
CIK 884999

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1998
                           Commission File No. 1-11126


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
YES  X  No
    ---    ---

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

      Title of each             Number of shares outstanding as of July 31, 1998
---------------------------     ------------------------------------------------
Common Stock $.01 par value                      13,333,318

INDEX TO FORM 10-Q


DYERSBURG CORPORATION

PART I--FINANCIAL INFORMATION                                                                   PAGE NUMBER
-----------------------------                                                                   -----------

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets at
              July 4, 1998, and October 4, 1997 ...............................................           3
         Consolidated Condensed Statements of Income
              for the Three Months Ended July 4, 1998,
              and July 5, 1997; Nine Months Ended
              July 4, 1998, and July 5, 1997 ..................................................           4
         Consolidated Condensed Statements of Cash
              Flows for the Nine Months Ended
              July 4, 1998, and July 5, 1997 ..................................................           5
         Notes to Consolidated Condensed Financial
              Statements ......................................................................           6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................................           9


PART II--OTHER INFORMATION
--------------------------

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS .......................................          11

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K ......................................................          11

SIGNATURES ....................................................................................          11

                              DYERSBURG CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (in thousands, except share data)

                                                                 July 4,   October 4,
                                                                  1998        1997
                                                                --------   ----------
ASSETS

Current assets:
  Cash ......................................................   $    262   $    948
  Accounts receivable, net of allowance for doubtful accounts
    of $2,675 at July 4, 1998, and $2,075 at October 4, 1997      76,929     68,290
  Inventories ...............................................     57,356     52,222
  Prepaid expenses and other ................................     13,502      6,597
                                                                --------   --------
       Total current assets .................................    148,049    128,057

  Property, plant and equipment, net ........................    137,669    152,523
  Goodwill, net .............................................     95,759     78,277
  Deferred debt costs, net ..................................      6,188      6,674
  Other assets ..............................................        182      1,283
                                                                --------   --------

                                                                $387,847   $366,814
                                                                ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ....................................   $ 13,402   $ 23,721
  Accrued expenses ..........................................     16,787     14,758
  Income taxes payable ......................................      1,015      1,564
  Current portion of revolving credit facility ..............     10,000         --
  Current portion of long-term obligations ..................      7,500      7,500
                                                                --------   --------
       Total current liabilities ............................     48,704     47,543

  Revolving credit facility .................................     50,767     28,050
  Other long-term obligations ...............................    170,055    175,400
  Deferred income taxes .....................................      7,591      8,459
  Other liabilities .........................................      3,952      6,258

Shareholders' equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Common stock, $.01 par value, authorized 40,000,000
    shares; issued and outstanding shares - 13,333,318 at
    July 4, 1998, and 13,280,033 at October 4, 1997 .........        133        133
  Additional paid-in capital ................................     42,710     41,985
  Retained earnings .........................................     63,935     58,986
                                                                --------   --------
Total shareholders' equity ..................................    106,778    101,104
                                                                --------   --------

                                                                $387,847   $366,814
                                                                ========   ========

See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                 (in thousands except share and per share data)

                                          Three Months Ended           Nine Months Ended
                                       -------------------------   -------------------------
                                         July 4,       July 5,       July 4,       July 5,
                                          1998          1997          1998          1997
                                       -----------   -----------   -----------   -----------
Net sales ..........................   $   113,533   $    68,383   $   315,422   $   158,214

Costs and expenses:

   Cost of sales ...................        92,151        50,419       259,514       120,677
   Selling, general, and
     administrative ................         8,737         7,716        28,446        19,938
   Restructuring charge ............         1,300                       1,300
   Interest and amortization of debt
     costs .........................         5,955         1,516        16,951         4,465
                                       -----------   -----------   -----------   -----------

Total costs and expenses ...........       108,143        59,651       306,211       145,080
                                       -----------   -----------   -----------   -----------

Income before income taxes .........         5,390         8,732         9,211        13,134

Income taxes .......................         2,367         3,449         3,862         5,188
                                       -----------   -----------   -----------   -----------

Net income .........................   $     3,023   $     5,283   $     5,349   $     7,946
                                       ===========   ===========   ===========   ===========

Weighted average shares
   outstanding:
     Basic .........................    13,332,840    13,137,999    13,322,990    13,135,333
                                       ===========   ===========   ===========   ===========
     Diluted .......................    13,371,247    13,238,160    13,364,251    13,204,263
                                       ===========   ===========   ===========   ===========

Earnings per share:
     Basic .........................   $      0.23   $      0.40   $      0.40   $      0.60
                                       ===========   ===========   ===========   ===========
     Diluted .......................   $      0.23   $      0.40   $      0.40   $      0.60
                                       ===========   ===========   ===========   ===========

Dividends per share ................   $      0.01   $      0.01   $      0.03   $      0.03
                                       ===========   ===========   ===========   ===========


See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                --------------------
                                                                 July 4,     July 5,
                                                                  1998        1997
                                                                --------    --------
OPERATING ACTIVITIES
   Net Income ...............................................   $  5,349    $  7,946
   Adjustments to reconcile to net cash (used in)
     provided by operating activities:
       Depreciation and amortization ........................     15,543       9,228
       Increase in accounts receivable, net .................     (8,639)     (6,096)
       Increase in inventory ................................     (5,134)     (7,208)
       (Decrease) increase in trade accounts payable ........     (9,453)      3,877
       Other-net ............................................     (9,015)      4,803
                                                                --------    --------

         Net cash  (used in) provided by operating activities    (11,349)     12,550

INVESTING ACTIVITIES
   Capital expenditures .....................................    (15,378)     (5,685)
   Other-net ................................................     (1,219)         84
                                                                --------    --------

         Net cash used in investing activities ..............    (16,597)     (5,601)

FINANCING ACTIVITIES
   Acquisition of common stock for treasury .................         --        (160)
   Net borrowings (repayments) on long-term obligations .....     26,936      (5,757)
   Dividends paid ...........................................       (399)       (393)
   Issuance of common stock .................................        723          55
                                                                --------    --------

         Net cash provided by (used in) financing activities      27,260      (6,255)
                                                                --------    --------

         Net (decrease) increase in cash ....................       (686)        694
Cash at beginning of period .................................        948         983
                                                                --------    --------

Cash at end of period .......................................   $    262    $  1,677
                                                                ========    ========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

July 4, 1998


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

                                                                      Nine Months
                                                                         Ended
                                                                      -----------
                                                                        July 5,
                                                                         1997
                                                                      -----------
                                                                     (in thousands,
                                                                  except per share data)
Pro forma
Net sales ...................................................           $341,942
Income before extraordinary loss ............................              7,862
Net income ..................................................              6,957

Earnings per share-basic and diluted:
   Income before extraordinary loss .........................           $   0.60
   Net income ...............................................           $   0.53


         Included in third quarter earnings is a charge of $1.3 million, or $0.06 per share after-tax, pertaining to restructuring charges associated with the Alamac division. During fiscal 1998, Dyersburg also finalized its estimation of the fair market value of certain Alamac fixed assets, resulting in a reclassification of approximately $17 million in property, plant and equipment as goodwill.


NOTE C--INVENTORIES

                                                      July 4,          October 4,
                                                       1998              1997
                                                    ----------         ----------
                                                            (in thousands)
Raw materials ............................            $18,496            $18,243
Work in process ..........................             15,755             14,011
Finished goods ...........................             20,159             17,180
Supplies and other .......................              2,946              2,788
                                                      -------            -------

                                                      $57,356            $52,222
                                                      =======            =======

NOTE D--EARNINGS PER SHARE

         The Company has adopted the Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, and accordingly, the prior period presentation has been restated. The table below sets forth the computations of basic and diluted earnings per share:


                                       Three Months Ended           Nine Months Ended
                                    -------------------------   -------------------------
                                      July 4,       July 5,       July 4,       July 5,
                                       1998          1997          1998          1997
                                    -----------   -----------   -----------   -----------
                                       (in thousands, except share and per share data)
Numerator for basic and diluted
   earnings per share--net income   $     3,023   $     5,283   $     5,349   $     7,946

Denominator:
   Denominator for basic earnings
     per share--weighted average
     shares .....................    13,332,840    13,137,999    13,322,990    13,135,333

   Effect of dilutive securities:
     Employee Stock Options .....        38,407       100,160        41,261        68,930
                                    -----------   -----------   -----------   -----------

Denominator for diluted
   earnings per share--adjusted
   weighted average shares ......    13,371,247    13,238,160    13,364,251    13,204,263
                                    ===========   ===========   ===========   ===========


Basic earnings per
share ...........................   $      0.23   $      0.40   $      0.40   $      0.60
                                    ===========   ===========   ===========   ===========

Diluted earnings per
share ...........................   $      0.23   $      0.40   $      0.40   $      0.60
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

         As a result of reduced earnings expectations, the Company has amended, with the full support of its banking group, financial covenants associated with its bank Credit Agreement, which includes its $44.4 million Term Loan and $110 million Revolving Credit Facility.


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the quarter ended July 4, 1998, increased by 66% to $113.5 million versus $68.4 million for the same quarter of the prior year. The increase in net sales was due to the inclusion of Alamac sales in fiscal 1998. Without Alamac sales, net sales decreased by 10%, or $7.0 million, from the third quarter of fiscal 1997. Net sales for the nine months ended July 4, 1998, were approximately double the same period of the prior year. Excluding Alamac, net sales decreased by 5%. The decrease in sales excluding Alamac is a result of increased imports and softness in the knit market. Gross margins for the quarter and year-to-date declined to 18.8% and 17.7%, versus 26.3% and 23.7% for the same periods in fiscal 1997, respectively. The decrease in gross margins resulted from the inclusion of Alamac's sales in fiscal 1998, which have historically experienced gross margins of 8 to 14%.

         Selling, general and administrative expenses increased 13% for the third quarter and 43% year-to-date for fiscal 1998 compared to the same periods in fiscal 1997 due to the inclusion of Alamac in fiscal 1998. As a percentage of sales, these same expenses decreased to 7.7% and 9.0% for the third quarter and year-to-date, respectively, for fiscal 1998, versus 11.3% and 12.6% for the same periods in fiscal 1997. This decrease reflects the impact of Alamac's lower selling, general and administrative expenses as a percent of sales.

         Interest expense in the third quarter of fiscal 1998 of $6.0 million and year-to-date of $17.0 million, was significantly higher than that of the same periods of fiscal 1997 due to the additional debt issued in relation to the Alamac acquisition. The effective tax rate for the third quarter was 43.9% and year-to-date was 41.9% of fiscal 1998. The rates exceed the federal statutory rate due to certain expense items not being deductible for tax purposes, principally $1.4 million year-to-date from the amortization of goodwill.

         Net income for the quarter ended July 4, 1998, was $3.0 million, or $0.23 per share, versus $5.3 million, or $0.40 per share, for the same period in fiscal 1997. For the nine months ended July 4, 1998, net income was $5.3 million, or $0.40 per share, versus $7.9 million, or $0.60 per share, for the same period in fiscal 1997. Included in third quarter earnings is a charge of $1.3 million, or $0.06 per share after-tax, pertaining to restructuring charges associated with the Alamac division. Earnings per share are the same whether calculated on a basic or diluted basis. The diluted weighted average number of shares outstanding for the quarter and nine months ended July 4, 1998, was approximately 13,371,000 and 13,364,000, respectively.

         During the third quarter, Dyersburg completed a comprehensive review of the Alamac division's product line, eliminating non-contributory product programs and thereby reducing production. As a consequence of this output reduction, Alamac shortened its labor shifts to five days per week from seven, reducing its workforce. The Company incurred the above-mentioned restructuring charge associated with this workforce reduction. Additionally, the Alamac product review resulted in an inventory write-down of approximately $700,000, which is included in the cost of goods sold. During fiscal 1998, Dyersburg also finalized its estimation of the fair market value of certain Alamac fixed assets, resulting in a reclassification of approximately $17 million in property, plant and equipment as goodwill.


Liquidity and Capital Resources

         Working capital increased to $99.3 million and the current ratio increased to 3.0:1 at July 4, 1998, from $80.5 million and 2.7:1, respectively, at October 4, 1997. The Company's long-term debt-to-capital ratio was 67.4% at July 4, 1998, compared to 66.8% at October 4, 1997.

         Net receivables of $76.9 million at July 4, 1998, were relatively unchanged from their level at April 4, 1998, of $77.0 million. Inventories decreased to $57.4 million at the end of the third quarter from $68.3 million at the end of the second quarter of fiscal 1998 due to seasonally high sales and lower production schedules.

         Capital expenditures for the nine months ended July 4, 1998, were $15.4 million versus $5.7 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $21 million in fiscal 1998.

         At July 4, 1998, the Company had $27.4 million of additional borrowings available. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

         As a result of reduced earnings expectations, the Company has amended, with the full support of its banking group, financial covenants associated with its bank Credit Agreement, which includes its $44.4 million Term Loan and $110 million Revolving Credit Facility.

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


PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted to a vote of shareholders.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Exhibits:
10 - Material Contracts
         (a)      Amendment No. 2 to Credit Agreement
         (b) Stockholders' Agreement between Dyersburg Corporation and PT Texmaco Jaya
         (c)      License Agreement between Dyersburg Corporation and PT Texmaco
                  Jaya
         (d) Technical Services and License Agreement between Dyersburg Corporation and PT Dyersburg Texmaco Fleece
27   Financial Data Schedule (for SEC use only)
(b) The Corporation did not file any reports on Form 8-K during the three months ended July 4, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 17, 1998                         /s/ William S. Shropshire, Jr.
                                        ----------------------------------------

                                        William S. Shropshire, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Secretary and Treasurer