Form 10-K
period 1998-10-03
DYERSBURG CORP
filed 1998-12-23
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 3, 1998
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 11, 1998, 13,341,066 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,560,000 based on the closing price of such stock on the New York Stock Exchange (NYSE) on December 11, 1998, assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.


DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1999, are incorporated by reference into Items 10, 11, 12 and 13.

                              DYERSBURG CORPORATION
                                FORM 10-K REPORT
                                TABLE OF CONTENTS


PART I............................................................................4

         ITEM 1 . BUSINESS........................................................4
                  General.........................................................4
                  Products .......................................................4
                  Manufacturing/Seasonality.......................................6
                  Sales and Marketing.............................................7
                  Inventory Management............................................7
                  Research and Development........................................7
                  Raw Materials...................................................8
                  Competition.....................................................8
                  Governmental Regulation.........................................8
                  Employees.......................................................9
                  Forward-Looking Statements/Risk Factors.........................9
                  Executive Officers of the Registrant...........................10

         ITEM 2.  PROPERTIES.....................................................11

         ITEM 3.  LEGAL PROCEEDINGS..............................................12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............12

PART II..........................................................................13

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS.......................13
                  Market Information.............................................13
                  Holders .......................................................13
                  Dividends......................................................13

         ITEM 6.  SELECTED FINANCIAL DATA........................................14

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........15
                  Results of Operations..........................................15
                  Liquidity and Capital Resources................................17
                  Seasonality....................................................17
                  Inflation......................................................18
                  Year 2000......................................................18
                  Risk Management................................................18


         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................20

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...................39

PART III ........................................................................39

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............39

         ITEM 11. EXECUTIVE COMPENSATION.........................................39

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT............................................39

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................39

PART IV..........................................................................39

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K...........................................39

SIGNATURES.......................................................................40

INDEX TO EXHIBITS................................................................41

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Dyersburg Corporation (the "Company") is a leading manufacturer of knit fleece, jersey and stretch fabrics sold principally to domestic apparel producers. The Company's fleece fabrics are used to produce (i) outerwear apparel suitable for outdoor recreational activities, as well as casual sportswear; (ii) children's and women's sportswear, including sweatshirts and sweatpants; (iii) infant blanket sleepers and (iv) blankets and throws. The Company's jersey fabrics are used to produce a broad range of women's and children's lightweight apparel, including tops and shorts. The Company's stretch fabrics are used to produce a variety of activewear, including dancewear, swimwear, biking and running garments, recreational and casual sportswear and intimate apparel. The Company's manufacturing operations are vertically integrated, beginning with the conversion of fiber into yarn and knitting, dyeing and finishing the fabric in a wide range of styles and colors. The Company's fabrics are used in apparel marketed by leading brands such as Calvin Klein, Columbia, Health-Tex, Liz Claiborne, Osh Kosh B'Gosh, Patagonia, Polo, Tommy Hilfiger and William Carter; and sold to catalog merchants and specialty stores such as L.L. Bean and Eddie Bauer, department stores and national chains.

         The Company was formed in 1929 and, through the early 1990s, marketed its fabrics to apparel manufacturers that supplied children's and women's apparel. In 1992, the Company began implementing a strategy of broadening its line of higher margin, value-added knit fabrics, including outerwear fleece and stretch fabrics, and targeting manufacturers of brand name apparel, catalog merchants, specialty stores, department stores and national chains. To support this shift in strategy, over the past several years the Company has upgraded its manufacturing operations and has increased its investment in marketing, research and development and customer service capabilities.

         On August 27, 1997, the Company acquired AIH Inc. ("Alamac"), then a subsidiary of WestPoint Stevens Inc. ("WestPoint Stevens") (the "Acquisition"). Formed in 1946, Alamac is a leading manufacturer of interlock, jersey, pique and other knit fabrics sold primarily to domestic apparel producers. Alamac's interlock fabrics are used to produce men's, women's and children's turtlenecks and women's sportswear. Alamac's pique fabrics are used to produce a variety of casual wear, including golf and polo shirts. Similar to the Company's other manufacturing operations, Alamac's manufacturing operations are vertically integrated.

         The Company has integrated Alamac's sales and marketing personnel and other resources with the Company's existing operations to establish coordinated product development, marketing and customer service across its product lines for its combined customer base. The Company has consolidated certain general and administrative activities, where appropriate, to eliminate redundancies and exploit economies of scale.

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

         Outerwear Fleece. In 1992, the Company introduced a new line of outerwear fleece designed for use in recreational and casual sportswear apparel products. In 1993, this product line was complemented by the introduction of Dyersburg E.C.O.(TM), outerwear fleece made of yarn using fibers from recycled plastics. The Company's variety of outerwear fleece fabrics has grown significantly, with new fabric weights, blends, fiber configurations and finishes that promote functionality. The Company's outerwear fleece products are engineered for water repellency, wickability, moisture vapor transport and warmth. The Company's branded outerwear fleece products have grown to include Kinderfleece targeted to children's outerwear, Citifleece targeted to adult outwear, Dyersburg E.C.O. Lite, a lighter weight E.C.O. product, and Triplex(TM), a new triple microdenier/Lycra(R) product line. Garments manufactured from these products are primarily sold to catalog merchants and specialty retailers.

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

         Pique. Pique is a textured knit and is the predominant fabric used in men's golf shirts. Fabric for knit collars and cuffs manufactured by the Company is the other significant ingredient necessary to participate in the golfwear category.

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

MANUFACTURING/SEASONALITY

         To support the Company's strategy of broadening its line of value-added fabrics and to increase its manufacturing efficiencies and reduce manufacturing costs, the Company has invested significantly in its manufacturing operations. During 1996, the Company updated its yarn manufacturing facilities resulting in a reduction in the production of off-quality yarns and a decrease in the labor component of its manufacturing costs. The Company's dyeing and finishing operations have also been significantly expanded and redesigned to accommodate sales of outerwear fleeces and performance cottons. As a result of its plant modernization program, the Company has improved its ability to produce high quality, competitively priced fabrics and to be versatile and flexible with respect to the weight, gauge and composition of its fabrics. The Company's yarn spinning, knitting, dyeing and finishing equipment can be used with a variety of fibers and blends to meet shifts in consumer demand.

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

         The Company finishes fleece fabric surfaces by napping or utilizing other processes. Fabrics are napped by being fed through machines that fluff one side of the fabric with rotating wire brushes, and then finished to produce the distinctive pile and feel of fleece through Company-developed processes that polish, raise and shear the fibers. Jersey fabric is a smooth, flat-knit fabric that is dyed but is not surface-finished. The Company also produces pile finished fleece fabrics, where a special knit construction produces an unusually long nap. This deep "pile" can be "tumbled" in rotary dryers to create a pilled or "sherpa" look; embossed, where patterns are cut into the pile; or sheared, where the fibers are uniformly cut to form a very dense, compact fabric with a smooth surface. In addition, with a special knit construction, fabrics produced with any of these finishing techniques can be napped on both sides. The Company also offers fabrics, both fleece and jersey, that are mechanically compacted to reduce the wash shrinkage of garments.

         The Company has two manufacturing facilities in Dyersburg, Tennessee, one facility in each of Trenton and Cleveland, Tennessee and one facility in each of Lumberton, Elizabethtown, Clinton and Hamilton, North Carolina. The original Dyersburg facility spins 100% synthetic (acrylic or polyester), 60% cotton/40% polyester and 50% polyester/50% cotton yarns. The Trenton facility spins 100% cotton yarns as well as cotton/synthetic blends. These yarns are used along with yarns purchased from outside sources to knit fleece and jersey fabrics at the Dyersburg knitting facility prior to dyeing and finishing. The Company's facility in Cleveland, Tennessee uses the Company's yarn as well as purchased yarn from outside sources to knit, dye and finish stretch and lining fabrics.

         The Clinton facility produces approximately 60% of Alamac's cotton and polyester yarn needs with the remaining requirements obtained from outside vendors. All yarn dyeing requirements of Alamac are produced at the Elizabethtown facility and shipped to the Lumberton and Hamilton facilities where yarns are knitted into fabrics and finished.

         Although the capacity at the Company's facilities varies by product mix, the Company believes that only modest additional capacity could be added without additional capital investments in equipment. Management believes that the Company has the space to accommodate investments in equipment, and equipment is available for purchase by the Company.

         The Company's sales have historically had a pronounced seasonal pattern with the majority of its sales occurring during its third and fourth quarters. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

SALES AND MARKETING

         The Company maintains sales offices in New York, Charlotte, Seattle, Atlanta and Los Angeles. The Company employs sales representatives and utilizes a network of independent sales agents coordinated through its marketing organization in New York. In addition to calling on the Company's customers, the Company's sales representatives attempt to create additional demand for the Company's products by marketing directly to brand name clothing designers and retailers.

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

RAW MATERIALS

         The Company uses three primary fibers as raw material for producing yarn: acrylic, polyester and cotton. Cotton makes up approximately 50%, acrylic approximately 10%, and polyester approximately 40% of the raw material fiber used in production. Cotton is an agricultural commodity, while acrylic and polyester are petroleum based. These items are subject to market price fluctuations, but supplies are not dependent on any single vendor, and management believes that sources for materials will be adequate to meet requirements. The Company purchases yarns from a number of vendors and maintains several sources for branded and non-branded spandex and synthetic blend yarns.

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

         Many of the manufacturing facilities owned by the Company have been in operation for several decades. Historical waste disposal and hazardous substance releases and storage practices may have resulted in on-site and off-site remediation liability for which the Company would be responsible. In addition, certain wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. Although the Company cannot with certainty assess at this time the impact of future emission standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements, the Company believes that it is currently in compliance in all material respects with applicable environmental and health and safety laws and regulations. The Company is aware of certain environmental contamination at the Alamac facilities. The Company estimates that the cost to remediate such contamination will range from approximately $1.0 million to $2.0 million. Pursuant to the Stock Purchase Agreement, WestPoint Stevens has agreed to indemnify the Company for a portion of such costs. Further reference is made to Note 11 "Contingencies" beginning on page 37.

EMPLOYEES

         At October 3, 1998, the Company employed approximately 3,160 people in hourly, salaried, supervisory, management and administrative positions. No labor union represents any of the Company's employees and the Company believes its relationship with its employees to be good.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This Form 10-K contains certain forward-looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to update or revise any such forward-looking statements. The following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the Company's control, include substantial leverage, restrictions imposed by terms of indebtedness, changes in the cost and availability of raw materials, competition with other suppliers, the cost and availability of labor, governmental regulation, governmental trade policies with foreign nations and changes in demand or product mix.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of October 3, 1998. All officers serve at the discretion of the Board of Directors.

         Name                            Age      Position
         ----                            ---      --------

         T. Eugene McBride               55       Chief Executive Officer and Chairman
         Jerome M. Wiggins               58       President and Chief Operating Officer
         Janice L. Whitlock              47       President - Marketing
         William S. Shropshire, Jr.      41       Executive Vice President, Chief
                                                  Financial Officer, Secretary and Treasurer
         Don S. Carswell                 51       President - International-Operations
         Mark A. Cabral                  45       Executive Vice President of Operations
                                                   - Alamac
         Stephen J. Dauer                57       Sr. Vice President - Sales
         Paul L. Hallock                 50       Vice President - Finance and Assistant
                                                  Secretary - Treasurer
         Harry M. Harden                 40       Vice President - Human Resources
         Hunter Lee Lunsford, III        41       Executive Vice President of Operations
                                                   - Dyersburg Fabrics
         Jerry W. Miller                 47       President - United Knitting
         Jerry W. Patton                 51       Vice President - Information Services

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

         Mr. Shropshire, a certified public accountant, joined the Company as Executive Vice President, Chief Financial Officer, Secretary and Treasurer in October 1996. For the previous five years, he was Chief Financial Officer and Senior Vice President for Charter Bancshares, Inc.

         Mr. Carswell, President - International Operations, joined the Company in July 1998. He joins Dyersburg from Oxford Industries where he worked for over 25 years. Most recently, he was President of the Tommy Hilfiger Golf division, and previously served as President of Polo For Boys and Senior Vice President of Planning and Development for the Oxford Shirt Group.

         Mr. Cabral joined Alamac Knit Fabrics in 1970 and was named Executive Vice President of Operations at Alamac Knit Fabrics on September 1, 1998. His assignments have included being Plant Manager of the Elizabethtown complex, General Manager of Manufacturing, and most recently Vice President of Manufacturing.

         Mr. Dauer became the Sr. Vice President - Sales in January 1996 after joining the Company as Vice President - Marketing in June 1984.

         Mr. Hallock joined the Company in April 1977. He was named Assistant Secretary in October 1978, Assistant Secretary - Treasurer in October 1981, and Vice President - Finance in March 1987.

         Mr. Harden, Vice President of Human Resources for the Corporation since his appointment on October 1, 1997. He was Director of Human Resources for the Alamac Division of WestPoint Stevens from 1989 to 1997.

         Mr. Lunsford joined the Company in August 1997 as Vice President - Manufacturing. He was named Executive Vice President of Operations at Dyersburg Fabrics on April 22, 1998. Prior to joining the Company, Mr. Lunsford served as Plant Manager from February 1992 until February 1997 and General Manager from February 1997 until August 1997 at Dan River, a textile manufacturer.

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


ITEM 2.  PROPERTIES

         The Company's business is conducted primarily through facilities located in Dyersburg, Trenton and Cleveland, Tennessee and Clinton, Elizabethtown, Hamilton and Lumberton, North Carolina. Each of these facilities and the property on which they are located are owned by the Company. The Company leases selling offices in New York, New York; Charlotte, North Carolina; Seattle, Washington; Atlanta, Georgia and Los Angeles, California. The New York office contains approximately 13,000 square feet. The remaining offices have substantially less square footage.

         The primary Dyersburg facility was built in 1929 with 275,000 square feet of floor space. After several expansions, it now contains approximately 888,000 square feet of plant space situated on 30 acres of land. The knitting facility (completed December 1993) encompasses approximately 155,000 square feet situated on approximately 30 acres in the Dyersburg Industrial Park. The floor space is distributed as follows: 684,000 square feet for manufacturing, 273,000 square feet for warehousing and distribution, 28,000 square feet for offices and 60,000 square feet for maintenance shops and boiler space. A new warehouse facility containing approximately 213,000 square feet was completed in September 1997.

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

         The Cleveland facility was built in 1986 with approximately 70,000 square feet of floor space followed by a 38,000 square foot expansion in 1991. A 45,000 square foot addition (primarily warehouse, distribution and laboratory facilities) was completed in December 1994. A new 19,200 square foot expansion was completed in December 1997.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1998 ended October 3, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "DBG." The range of high and low sales prices of the Common Stock during each quarter of the last two fiscal years are presented below:

                                     High          Low
                                   --------      ---------
         1998         First        $ 14          $11
                      Second         12            7 11/16
                      Third           8 1/4        5  1/16
                      Fourth          6            3  1/2

         1997         First           7 1/4        5  3/8
                      Second          7 1/2        6  1/2
                      Third           8 5/8        7
                      Fourth         13 7/16       8  1/4


HOLDERS

         As of December 11, 1998, the Company had approximately 13,341,066 shareholders based on the number of record holders of the Company's Common Stock and an estimate of the number of individual participants represented by security position listings.

DIVIDENDS

         During each quarter of fiscal 1998 and fiscal 1997, the Company declared and paid regular quarterly cash dividends of $ .01 per share of Common Stock.

         The documents relating to the Company's debt instruments permit dividends and certain other payments, including stock repurchases, by the Company provided that such payments comply with certain restrictions. As of October 3, 1998, the Company was in compliance with such financial covenants and management of the Company does not believe that such restrictions are likely to limit materially the anticipated future payments of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                      1998            1997(A)          1996           1995            1994(B)
-----------------------------------------------------------------------------------------------------------------------------
                                                         (in thousands, except ratios, percentages and per share data)
SUMMARY OF OPERATIONS:
   Net sales                                      $  417,525       $  250,193      $  195,866     $  199,413       $  180,520
   Income before income taxes and
     extraordinary loss                               12,346           21,900          14,254         12,542 (c)       17,844
   Income taxes                                        5,313            8,634           5,854          5,982            7,496
   Income before extraordinary loss                    7,033           13,266           8,400          6,560           10,348
   Extraordinary loss                                     --             (905) (d)         --             --               --
   Net income                                          7,033           12,361           8,400          6,560           10,348

PER SHARE OF COMMON STOCK:
    Earnings Per Share (diluted)
      Income before extraordinary loss            $     0.53       $     1.01      $     0.61     $     0.46       $     0.73
      Extraordinary loss                                  --            (0.07)             --             --               --
      Net income                                        0.53             0.94            0.61           0.46             0.73

   Cash dividends                                       0.04             0.04            0.04           0.04             0.04
   Stock range:
      High                                             14.00            13.44            6.25           6.63             8.75
      Low                                               3.50             5.38            3.88           4.25             6.38
   Book value                                           8.13             7.61            6.75           6.08             5.65
   Weighted average common
      shares outstanding (diluted)                    13,336           13,210          13,681         14,271           14,175

CAPITAL EXPENDITURES AND DEPRECIATION:
   Capital expenditures                           $   17,564       $   14,041      $   11,778     $   12,816       $   14,278
   Depreciation                                       15,721           11,742           9,573         10,001            8,630

STATISTICAL DATA:
   Income before extraordinary item to average
     shareholders' equity                               6.72%           14.05%           9.76%          7.90%           14.40%
   Inventory turnover (e)                               5.81             5.69  (f)       5.20           5.96             5.74
   Accounts receivable turnover (g)                     5.79             5.75  (f)       5.63           5.53             5.68
   Interest coverage (h)                                1.55             3.93            3.31           3.03             4.58
   Current ratio                                        3.01             2.69            4.37           3.79             3.65

SELECTED BALANCE SHEET DATA:
   Working capital                                $   84,577       $   80,514      $   52,083     $   45,227       $   47,219
   Total assets                                      363,134          366,814         195,007        188,872          194,192
   Long-term obligations, excluding
     current portion                                 198,900          203,450          80,950         76,800           87,276
   Shareholders' equity                              108,371          101,104          88,742         86,258           80,266


(a) Fifty-three weeks. Includes operations of Alamac effective August 27, 1997.
(b) Includes operations of United Knitting effective January 19, 1994.
(c) Includes a pre-tax write-down of fixed assets of $2,153.
(d) Early extinguishment of debt negotiated with Alamac purchase.
(e) Cost of sales divided by average inventory.
(f) Excludes impact of Alamac.
(g) Net sales divided by average net accounts receivable.
(h) Net income before interest, taxes and extraordinary item divided by the sum of annual interest and amortization of debt costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the Saturday closest to September 30, which resulted in a fifty-three week fiscal year in 1997 and a fifty-two week fiscal year in 1998 and 1996. The Company's fiscal 1998 results include the full year's operations of the following subsidiaries: Dyersburg Fabrics Inc., United Knitting, Inc., IQUE Inc. and Alamac. The fiscal 1997 results include six weeks of operations of Alamac, which was acquired as of August 27, 1997. The fiscal 1996 results include operating results from IQUE Inc. effective April 18, 1996.

         During fiscal 1998, the domestic circular knit industry was characterized by accelerating consolidation and a supply/demand imbalance that adversely affected the Company's results of operations. The Company experienced weakness in sales and margins in both fleece and jersey fabrics. Competition from imports increased as global sourcing patterns continued to shift between the Far East and the West. Unstable, often faltering economies in the Far East forced many textile and apparel manufacturers in the region to offer products to U.S. markets at reduced prices. These low prices were made even more attractive to U.S. retailers by significant and prolonged currency devaluations in several countries. The duration of these market conditions, evidenced by additional, if not an excessive, supply of low-priced imports is uncertain. Nonetheless, management of the Company believes that current conditions will continue, at a minimum, throughout fiscal 1999. In response to these business conditions, Dyersburg has broadened its price point offerings, reduced costs, and focused on providing a continuous flow of value-added and differentiated products to remain efficient and competitive.

         The Company entered fiscal 1998 with many opportunities and challenges from its recent acquisition of Alamac. Dyersburg has traditionally maintained a focus on efficiency and profitability. The Company's business plan is to reposition the Alamac division, which was suffering from a too large, complex and inefficient product line in addition to an overburdened cost structure. During 1998, management reduced costs primarily through the elimination of over 400 positions. Complexity was reduced through the elimination of several product offerings which generated insufficient, if any, profit contributions. After rationalizing non-profitable product lines and reducing fixed costs, the Company believes Alamac is now better prepared to meet any potential upturn in its business with streamlined facilities and a stronger profit potential.

Fiscal 1998 Compared to Fiscal 1997

         Net Sales. Net sales for this year totaled $417.5 million, up 66.9% from $250.2 million for fiscal year 1997. The sales totals for 1998 includes $215.4 million from Alamac. 1997 totals included only six weeks of Alamac sales of $26.8 million. Without the inclusion of the Alamac sales, sales decreased by 9.5%, or $21.3 million in 1998. The decrease was driven by lower volume of sales principally in fleece fabrics and to a lessor degree in stretch and jersey fabrics. Sales in these categories were impacted by an increasing supply of low priced imports.

         Gross Profit. Gross profit for this year totaled $73.6 million, up 28.2% from $57.4 million for fiscal 1997. Included in gross profit was $24.2 million and $3.7 million, for fiscal 1998 and 1997, respectively, from Alamac. Exclusive of the impact from Alamac, which has historically experienced gross margins of 10 to 14% of sales, the Company's gross profit margins increased slightly to 24.5% in 1998 as compared to 24.1% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for 1998 were 9.3% compared to 11.2% for 1997. These expenses increased to $38.8 million in 1998 from $28.0 million in 1997. Excluding Alamac, these expenses decreased significantly from $26.3 million in 1997 to $21.6 million in 1998. Lower incentive compensation, sales bonus and profit sharing expenses as a result of the Company's reduced profitability, combined with lower bad debt expenses, contributed to these reduced expenses. Included within these expenses for Alamac was a non-recurring charge in the third quarter for restructuring charges of $1.3 million. This restructuring charge reflects severance related expenses associated with terminated employees.

         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for 1998 was $22.5 million, compared to $7.5 million in 1997. In August 1997, in conjunction with the acquisition of Alamac, the Company issued $125 million in senior subordinated notes due 2007 and entered into a new bank Credit Agreement. With the issuance of the Subordinated Notes and Credit Agreement, the interest and amortization of debt costs increased during 1998 as expected.

         Federal and State Income Taxes. Federal and state income taxes of $5.3 million for fiscal year 1998 and $8.6 million for the comparable period in 1997 were higher than the federal statutory rate due to state income taxes and the non-deductibility of certain goodwill amortization.

         Net Income. Net income for 1998 was $7.0 million, or $0.53 per share on both a basic and diluted basis. Income for fiscal 1997, before an extraordinary charge, totaled $13.3 million, or $1.01 per share on both a basic and diluted basis. During the fourth quarter of 1997, the Company recorded an extraordinary charge of $905,000, or $0.07 per share, related to the early extinguishment of debt in connection with the acquisition of Alamac.

Fiscal 1997 Compared to Fiscal 1996

         Net Sales. Net sales for fiscal 1997 totaled $250.2 million, up 28% from $195.9 million for fiscal year 1996. These totals include six weeks of Alamac sales of $26.8 million. Without the inclusion of the Alamac sales, sales increased by 14.0%, or $27.5 million. The increase was primarily driven by sales of the Company's value-added outerwear fleece fabrics, which increased by approximately 48%, and sales of infant blanket sleepers, which increased by approximately 38%. These increases were partially offset by decreased sales of activewear acrylic and activewear cotton fabrics.

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

         Net Income. Income for fiscal 1997, before an extraordinary charge, totaled $13.3 million, or $1.01 per share on a diluted basis. During the fourth quarter, the Company recorded an extraordinary charge of $905,000, or $0.07 per share, related to the early extinguishment of debt in connection with the acquisition of Alamac. Net income for fiscal 1996 was $8.4 million, or $0.61 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are for working capital, debt service and capital expenditures. Management believes that cash generated from operations, together with borrowings available under the Credit Agreement, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. During fiscal 1998, the Company amended its Credit Agreement with respect to certain financial covenants in response to the restructuring of Alamac and the effects of the economic problems in Asia on the Company's results of operations. Management is continually reviewing its business plan to determine whether additional modifications to the financial covenants in its Credit Agreement may be required. The Company believes it will be able to agree with its lenders on modifications on acceptable terms, if necessary.

         Net cash provided by operating activities for fiscal 1998, 1997 and 1996 was $25.6 million, $19.9 million and $13.6 million, respectively. These cash flows have been supplemented primarily by borrowings under the Company's credit facilities. The average balances outstanding and the average interest rates paid for 1998, 1997 and 1996 were approximately $94.5 million, $46.3 million, and $50.9 million, respectively, and 8.4%, 7.5%, and 7.2%, respectively. Based on the borrowing base computation within the Credit Agreement and excluding the impact of additional borrowings on any financial ratio covenants contained in the Credit Agreement, the amount of additional borrowing available at October 3, 1998 was $45.2 million. Further reference is made in Note 6 to the consolidated financial statements.

         Working capital at October 3, 1998, was $84.6 million versus $80.5 million at October 4, 1997. The Company's current ratio was 3.0:1 and its debt-to-capital ratio was 64.7% at October 3, 1998, compared to 2.7:1 and 66.8% respectively, at October 4, 1997. Both ratios have been impacted by the acquisition of Alamac.

         Net accounts receivable were $71.4 million as of October 3, 1998, $3.1 million higher than October 4, 1997, due primarily to the inclusion of Alamac. Inventories decreased from $52.2 million at October 4, 1997, to $45.1 million as of October 3, 1998, due to reduced production related to the lower level of sales activity in the current period.

         Capital expenditures during 1998, 1997 and 1996 were $17.6 million, $14.0 million and $11.8 million, respectively. Cash outlays for capital spending are anticipated to approximate $17 million in 1999. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

SEASONALITY

         The Company's business has a pronounced seasonal pattern with the highest level of sales occurring during the third fiscal quarter and the lowest level occurring during the first fiscal quarter. The following table sets forth the net sales and percentage of net sales for the Company by fiscal quarter for the last three fiscal years.

                                              1998                   1997(1)                  1996
----------------------------------------------------------------------------------------------------------
                                                               (in thousands)
First Quarter                        $  91,931      22.0%     $ 38,793      17.4%     $ 30,088      15.4%
Second Quarter                         109,958      26.3%       51,038      22.8%       42,344      21.6%
Third Quarter                          113,533      27.2%       68,383      30.6%       64,142      32.7%
Fourth Quarter                         102,103      24.5%       65,135      29.2%       59,292      30.3%
----------------------------------------------------------------------------------------------------------
                                     $ 417,525     100.0%     $223,349     100.0%     $195,866     100.0%
----------------------------------------------------------------------------------------------------------

(1) Excludes Alamac sales of $26.8 million in the fourth fiscal quarter of 1997.

         Due to this seasonal pattern of the Company's sales, inventories are lowest at the end of the fiscal year and gradually increase over the following six months in anticipation of the peak selling period. Receivables tend to decline during the first fiscal quarter and are at their lowest point during December through February. The net result is increased working capital requirements from January through late in the third quarter.

INFLATION

         Similar to other textile and apparel manufacturers, the Company is dependent on the prices and supplies of certain principal raw materials including cotton, acrylic and polyester fibers. During 1996, raw material prices for polyester and acrylic stabilized after significant increases in 1995 and early 1996, while prices for cotton continued to increase. During 1998 and 1997 prices for both cotton and polyester declined. The long-term impact of subsequent raw material price fluctuations on the Company's performance is, however, uncertain. The Company intends to support margins through continued efforts to improve its product mix and improve product pricing as market conditions permit.

YEAR 2000

         The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations.

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well underway with these efforts. The Company's business application programs are currently compliant or will be made compliant through the Year 2000 Project. The few remaining non-compliant programs are to be brought into compliance by the vendors that will supply the programs or through modifications by internal staff. The majority of the business applications Year 2000 Project is scheduled to be completed by December 31, 1998, with a few software programs scheduled to be replaced in early 1999. The Company continues to follow up with critical suppliers and customers concerning their plans and progress in addressing the Year 2000 problem. The costs of the Year 2000 Project are not expected to be material to the Company's results of operations or financial position and are being expensed as incurred. These costs represent the labor costs of time allocated from existing internal staff. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RISK MANAGEMENT

         The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses financial instruments. All such hedging transactions are authorized and executed pursuant to clearly defined procedures, which strictly prohibit the use of financial instruments for trading purposes.

         A discussion of the Company's risk management accounting policies is included in the Notes to the Consolidated Financial Statements.

Interest Rates

         At October 3, 1998, the fair value of the Company's total debt was estimated at $171.5 million using yields obtained through independent pricing sources for the same or similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Such fair value is less than the carrying value of debt at October 3, 1998 by $34.9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical change in interest rates. Using a yield to maturity analysis and assuming an increase in interest rates of 10% (from October 3, 1998) the potential decrease in fair value of total debt would be $5.9 million.

         The Company had $73.5 million of variable rate debt outstanding at October 3, 1998, with interest rate swaps in place to offset the variability of $35 million of this balance. At this borrowing level, a hypothetical 10% adverse change in interest rates, considering the effect of the interest rate hedge agreements, would have approximately a $204,000 unfavorable impact on the Company's net income and cash flows.

Commodities

         The availability and price of cotton, which represents approximately 50% of raw materials, are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government farm programs and policies, and changes in global production. To reduce price risk caused by market fluctuations the Company from time to time will enter into long-term purchase contracts. At October 3, 1998, the Company had commitments to purchase approximately $20 million of cotton through July 1999 representing approximately 80% of estimated fiscal 1999 requirements.

         The above risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected due to actual developments in the market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements set forth below are included beginning on page 22.


                                                                                                             Page
Report of Independent Auditors................................................................................21

Consolidated Balance Sheets as of October 3, 1998 and October 4, 1997.........................................22

Consolidated Statements of Income for the years ended October 3, 1998, October 4, 1997 and
     September 28, 1996.......................................................................................23

Consolidated Statements of Shareholders' Equity for the years ended October 3, 1998, October 4, 1997 and September 28, 1996...................................................................................24

Consolidated Statements of Cash Flows for the years ended October 3, 1998, October 4, 1997 and
     September 28, 1996...................................................................................... 25

Notes to Consolidated Financial Statements....................................................................26

Schedules:

Schedule II - Valuation and Qualifying Accounts.............................................................  38


All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Dyersburg Corporation

         We have audited the accompanying consolidated balance sheets of Dyersburg Corporation as of October 3, 1998 and October 4, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 3, 1998. Our audits also included the financial statement schedule listed in the index for Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyersburg Corporation at October 3, 1998 and October 4, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ Ernst & Young LLP
Memphis, Tennessee
November 2, 1998

                              Dyersburg Corporation
                           Consolidated Balance Sheets

                                                                                                 OCTOBER 3,           OCTOBER 4,
                                                                                                   1998                 1997
                                                                                                 --------             --------
                                                                                               (in thousands, except share data)
ASSETS
Current assets:
    Cash .................................................................................       $    265             $    948
    Accounts receivable, net of allowance for doubtful
       accounts of $2,899 in 1998 and $2,075 in 1997 .....................................         71,359               68,290
    Inventories ..........................................................................         45,147               52,222
    Deferred income taxes and other ......................................................          9,845                6,597
                                                                                                 --------             --------
Total current assets .....................................................................        126,616              128,057

Property, plant and equipment, net .......................................................        136,613              152,523
Goodwill, net ............................................................................         93,752               78,277
Deferred debt costs and other, net .......................................................          6,153                7,957
                                                                                                 --------             --------
                                                                                                 $363,134             $366,814
                                                                                                 ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable ...............................................................       $ 19,833             $ 23,721
    Accrued expenses .....................................................................         14,706               14,758
    Income taxes payable .................................................................             --                1,564
    Current portion of long-term obligations .............................................          7,500                7,500
                                                                                                 --------             --------
Total current liabilities ................................................................         42,039               47,543

Long-term obligations ....................................................................        198,900              203,450
Deferred income taxes ....................................................................         10,242                8,459
Other liabilities ........................................................................          3,582                6,258
Commitments and contingencies

Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized, none issued
    Common stock, $.01 par value,
       authorized 40,000,000 shares;
       issued and outstanding shares--
       13,337,066 in 1998 and 13,280,032 in 1997 .........................................            133                  133
    Additional paid-in capital ...........................................................         42,752               41,985
    Retained earnings ....................................................................         65,486               58,986
                                                                                                 --------             --------
Total shareholders' equity ...............................................................        108,371              101,104
                                                                                                 --------             --------
                                                                                                 $363,134             $366,814
                                                                                                 ========             ========

See accompanying notes.

                              Dyersburg Corporation
                        Consolidated Statements of Income


                                                                                                 YEAR ENDED
                                                                                ---------------------------------------------
                                                                                OCTOBER 3,        OCTOBER 4,    SEPTEMBER 28,
                                                                                   1998              1997           1996
                                                                                ---------------------------------------------
                                                                                    (in thousands, except per share data)
Net sales ..........................................................            $ 417,525         $ 250,193         $195,866

Cost of sales ......................................................              343,901           192,802          152,884
Selling, general and administrative expenses .......................               38,788            28,008           22,564
Interest and amortization of debt costs ............................               22,490             7,483            6,164
                                                                                ---------         ---------         --------
                                                                                  405,179           228,293          181,612
                                                                                ---------         ---------         --------
Income before income taxes and
    extraordinary loss .............................................               12,346            21,900           14,254
Federal and state income taxes .....................................                5,313             8,634            5,854
                                                                                ---------         ---------         --------
Income before extraordinary loss ...................................                7,033            13,266            8,400
Extraordinary loss, net of tax benefit .............................                   --              (905)              --
                                                                                ---------         ---------         --------
Net income .........................................................            $   7,033         $  12,361         $  8,400
                                                                                =========         =========         ========

Weighted average shares
  outstanding:
     Basic .........................................................               13,326            13,155           13,643
     Diluted .......................................................               13,336            13,210           13,681
                                                                                =========         =========         ========

Basic earnings per share:
   Income before extraordinary loss ................................            $     .53         $    1.01         $    .62
   Extraordinary loss                                                                  --             (0.07)              --
                                                                                ---------         ---------         --------
   Net income ......................................................            $     .53         $    0.94         $    .62
                                                                                =========         =========         ========

Diluted earnings per share:
   Income before extraordinary loss ................................            $     .53         $    1.01         $    .61
   Extraordinary loss                                                                  --             (0.07)              --
                                                                                ---------         ---------         --------
   Net income ......................................................            $     .53         $    0.94         $    .61
                                                                                =========         =========         ========

See accompanying notes.

                              Dyersburg Corporation
                 Consolidated Statements of Shareholders' Equity


                                                                                     ADDITIONAL
                                                                       COMMON          PAID-IN          RETAINED
                                                                       STOCK           CAPITAL          EARNINGS           TOTAL
                                                                       ------        -----------        --------           -----
                                                                                  (in thousands, except share data)
Balance at September 30, 1995 ................................         $ 142          $ 46,821          $ 39,295        $  86,258
    Net income ...............................................            --                --             8,400            8,400
    Cash dividends paid ($.04 per share) .....................            --                --              (545)            (545)
    Acquisition and retirement of
      1,051,275 shares of common stock .......................           (10)           (5,404)               --           (5,414)
    Exercise of 9,555 stock options ..........................                              43                --               43
                                                                       -----          --------          --------        ---------
Balance at September 28, 1996 ................................           132            41,460            47,150           88,742
    Net income ...............................................            --                --            12,361           12,361
    Cash dividends paid ($.04 per share) .....................            --                --              (525)            (525)
    Acquisition and retirement of 27,000
       shares of common stock ................................            --              (160)               --             (160)

    Exercise of 152,525 stock options ........................             1               685                --              686
                                                                       -----          --------          --------        ---------
Balance at October 4, 1997 ...................................           133            41,985            58,986          101,104
    Net income ...............................................            --                               7,033            7,033
    Cash dividends paid ($.04 per share) .....................            --                                (533)            (533)
    Stock issued of 1,383 shares and
       exercise of 55,651 stock options,
       including tax benefit .................................            --               767                --              767
                                                                       -----          --------          --------        ---------
Balance at October 3, 1998 ...................................         $ 133          $ 42,752          $ 65,486        $ 108,371
                                                                       =====          ========          ========        =========

See accompanying notes.

                              Dyersburg Corporation
                      Consolidated Statements of Cash Flows


                                                                                              YEAR ENDED
                                                                           ---------------------------------------------------
                                                                           OCTOBER 3,          OCTOBER 4,        SEPTEMBER 28,
                                                                              1998               1997                1996
                                                                            ---------          ---------         -------------
                                                                                            (in thousands)
OPERATING ACTIVITIES
Net income .........................................................        $   7,033          $  12,361           $  8,400
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Extraordinary loss, net of tax benefit ..........................               --                905                 --
   Depreciation ....................................................           15,721             11,742              9,573
   Amortization ....................................................            3,971              2,136              2,029
   Deferred income taxes and other .................................            1,845                847                554
   Changes in operating assets and liabilities:
       Accounts receivable .........................................           (3,069)           (25,821)            (5,507)
       Inventories .................................................            7,075              4,487             (1,010)
       Trade accounts payable and other current
         liabilities ...............................................           (8,108)            13,287               (758)
       Other .......................................................            1,124                (30)               288
                                                                            ---------          ---------           --------
Net cash provided by operating activities ..........................           25,592             19,914             13,569

INVESTING ACTIVITIES
Purchases of property, plant and equipment .........................          (17,564)           (14,041)           (11,778)
Purchase of Alamac Sub Holdings, Inc. ..............................           (4,272)          (127,679)                --
Other ..............................................................               88                 --                187
                                                                            ---------          ---------           --------
Net cash used in investing activities ..............................          (21,748)          (141,720)           (11,591)

FINANCING ACTIVITIES
Net (payments) borrowings on long-term
    obligations ....................................................           (4,550)           128,662              4,150
Deferred financing costs ...........................................               --             (6,697)                --
Dividends paid .....................................................             (533)              (525)              (545)
Exercise of stock options including related
    tax benefit ....................................................              767                686                 43
Acquisition of common stock ........................................               --               (160)            (5,414)
Other ..............................................................             (211)              (195)              (203)
                                                                            ---------          ---------           --------
Net cash (used in) provided by financing
    activities .....................................................           (4,527)           121,771             (1,969)
                                                                            ---------          ---------           --------
Net (decrease) increase in cash ....................................             (683)               (35)                 9
Cash at beginning of year ..........................................              948                983                974
                                                                            ---------          ---------           --------
Cash at end of year ................................................        $     265          $     948           $    983
                                                                            =========          =========           ========

See accompanying notes.

Notes To Consolidated Financial Statements
Dyersburg Corporation 1998 Annual Report


1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Dyersburg Corporation and its wholly-owned subsidiaries (the Company). Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

OPERATIONS

         The Company is a textile manufacturer of knit fabrics with customers concentrated in the domestic apparel industry. The Company does not require collateral for accounts receivable. One customer, Garan Incorporated, accounted for more than 10% (approximately $46.4 million) of the Company's net sales for the year ended October 3, 1998. No customer accounted for 10% or more of sales in fiscal 1997 or 1996.

CASH AND CASH EQUIVALENTS

         The Company considers cash equivalents to be temporary cash investments with a maturity of three months or less when purchased.

INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets: buildings - 25 to 40 years; machinery and equipment - 5 to 15 years.

INTANGIBLE ASSETS

         Goodwill, which consists of costs in excess of net assets acquired, is amortized by the straight-line method over forty years. Deferred debt costs are amortized by the interest method over the life of the related debt. Goodwill is net of accumulated amortization of $20,034,000 and $17,100,000 and deferred debt costs and other is net of accumulated amortization of $1,226,000 and $256,000 at October 3, 1998 and October 4, 1997, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicated that goodwill was not recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of discounted cash flows.

INCOME TAXES

     The Company provides income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

STOCK BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has recognized no compensation expense for stock option grants.

EARNINGS PER COMMON SHARE

         In the first quarter of 1998, the Company adopted the provisions of SFAS No.128, Earnings per Share, and accordingly, all prior period earnings per share data have been restated. Under the provisions of SFAS No. 128, basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during each period, including common stock equivalents, consisting of stock options calculated using the treasury stock method, when dilutive.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect the effect of adoption of Statement No. 130 to be material to the consolidated financial statements when adopted effective in fiscal 1999.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of the statement will affect only disclosures provided and will have no impact on the Company's consolidated balance sheets or results of operations. The Company will adopt SFAS No. 131 effective October 2, 1999.

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective October 3, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company cannot predict what the effect of adoption of Statement No. 133 will be on the earnings and financial position of the Company.

RECLASSIFICATIONS

         Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

2. BUSINESS COMBINATION

         In August 1997, the Company acquired all the outstanding common stock of Alamac Sub Holdings, Inc. (Alamac), a wholly-owned subsidiary of West Point Stevens, Inc. and a manufacturer of knit fabrics sold primarily to domestic apparel producers. The acquisition was accounted for using the purchase method of accounting. The purchase price was $131,973,000. Under its previous financing arrangements, Alamac sold its accounts receivable and, as a result, the Company did not acquire Alamac's accounts receivable. Accordingly, the Company financed approximately $40,000,000 of additional working capital following the closing of the acquisition. The Company used the net proceeds from the Senior Subordinated Notes (see Note 6), together with borrowings under the Credit Agreement, to finance the purchase price and working capital needs, repay amounts outstanding under the Company's existing credit facility and certain other indebtedness, and pay related fees and expenses. During 1998, the Company finalized estimation of the fair market value of certain Alamac fixed assets resulting in a reduction of $17.5 million in property, plant and equipment, a reduction in pension liabilities of $3.1 million and additional cash paid to the seller of $4.1 million. The total purchase price has been allocated as follows to the assets acquired and liabilities assumed (in thousands):

          Working capital                                   $  22,699
          Property, plant and equipment                        66,589
          Goodwill                                             38,497
          Other assets                                          6,140
          Pension obligation                                   (1,952)
                                                            ---------
                                                            $ 131,973
                                                            =========


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

                                                                              Year ended             Year ended
                                                                              October 4,            September 28,
                                                                                 1997                   1996
                                                                        -----------------------------------------------
                                                                            (in thousands, except per share data)
                                                                                        (unaudited)
        Pro forma:
        Net sales                                                           $  468,556             $  417,885
        Income before extraordinary loss                                        14,182                  2,944
        Net income                                                              13,277                  2,944
        Earnings per share:
           Income before extraordinary loss                                 $     1.07             $      .22
           Net income                                                             1.00                    .22

3. INVENTORIES

         Inventories consist of the following:

                                                           OCTOBER 3,          OCTOBER 4,
                                                              1998                1997
                                                   -------------------------------------------
                                                                 (in thousands)
        Raw materials                                        $15,071            $ 18,243
        Work in process                                       15,218              14,011
        Finished goods                                        12,039              17,180
        Supplies and other                                     2,819               2,788
                                                             -------            --------
                                                             $45,147            $ 52,222
                                                             =======            ========


4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                           OCTOBER 3,          OCTOBER 4,
                                                              1998                1997
                                                   -------------------------------------------
                                                                 (in thousands)
            Land                                             $  2,279         $   2,378
            Buildings                                          63,165            68,884
            Machinery and equipment                           151,005           145,678
                                                             --------         ---------
                                                              216,449           216,940
            Less:  accumulated depreciation                    79,836            64,417
                                                             --------         ---------
                                                             $136,613         $ 152,523
                                                             ========         =========


5. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                           OCTOBER 3,          OCTOBER 4,
                                                              1998                1997
                                                   -------------------------------------------
                                                                 (in thousands)
          Accrued bonuses and commissions                    $   746            $  5,565
          Accrued profit sharing                               2,426                 599
          Workers' compensation                                2,459               1,957
          Other                                                9,075               6,637
                                                             -------            --------
                                                             $14,706            $ 14,758
                                                             =======            ========

6. LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                                        OCTOBER 3,           OCTOBER 4,
                                                           1998                1997
                                                   -----------------------------------------
                                                                 (in thousands)
     Senior subordinated notes                         $  125,000           $  125,000
     Credit Agreement                                      73,500               78,050
     Industrial revenue bonds                               7,900                7,900
                                                       ----------           ----------
                                                          206,400              210,950
     Less current portion                                   7,500                7,500
                                                       ----------           ----------
                                                       $  198,900           $  203,450
                                                       ==========           ==========

         In August 1997, the Company issued $125,000,000 principal amount of 9.75% Senior Subordinated Notes due September 1, 2007 (the "Subordinated Notes"). These Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to the prior payment in full of all senior indebtedness, including the indebtedness under the Credit Facility and the Industrial Revenue Bonds. The proceeds of the Subordinated Notes, together with borrowings under the Credit Facility, were used to acquire the common stock of Alamac and retire outstanding Senior Notes (see Note 2).

         On August 27, 1997, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a five-year $110,000,000 Revolver and a five-year $50,000,000 Term Loan. Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin between 0.75% and 2.75%, or at the lender's adjusted base rate, at the Company's option (8.46% at October 3, 1998 and 8.23% at October 4, 1997). The balance under the Revolver is limited at all times, through maturity, to a receivables and inventory borrowing base. The amount available for borrowing at October 3, 1998 was $45,162,000. Up to $12,000,000 of the amount available under the Revolver may be used for the issuance of letters of credit. The Term Loan provides for scheduled quarterly amortization such that $7,500,000 is repaid in each of the first two years, $10,000,000 during the third year, and $12,500,000 during each of the fourth and fifth years. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. The Company is required to maintain compliance with certain financial covenants under the Credit Agreement, including covenants relating to minimum net worth and interest ratio coverage. The credit facility also restricts the payment of dividends. At October 3, 1998 and October 4, 1997, the amount of retained earnings available for the payment of dividends was $12,026,000 and $8,277,000, respectively.

         The Industrial Revenue Bonds bear interest at adjustable rates (4.15% at October 3, 1998 and 3.85% at October 4, 1997) and mature November 1, 2002. The bonds are secured by a letter of credit issued under the Revolver.

         The 6.78% Senior Notes that were due 2002 were retired concurrent with the Subordinated Notes offering which resulted in an extraordinary loss of $905,000, net of a $591,000 tax benefit.

         The schedule of debt maturities presented below assumes borrowings under the Revolver are outstanding until maturity (in thousands):

           YEAR                                       AMOUNT
           ----                                       ------
           1999                                     $  7,500
           2000                                       10,000
           2001                                       12,500
           2002                                       43,500
           2003                                        7,900
           Thereafter                                125,000
                                                    --------
           Total                                    $206,400
                                                    ========

         Total interest paid was $22,794,000 in 1998, $6,185,000 in 1997, and
$5,930,000 in 1996.

         The Company is a holding company with no assets other than its investment in its subsidiaries. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Subordinated Notes due September 1, 2007 on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. As of October 3, 1998, there is no restriction on the payment of dividends from subsidiaries to the parent company under the terms of the Subordinated Notes. The Company has not presented separate financial statements and other disclosures concerning each guarantor subsidiary because management has determined that such information is not material to investors.

         The Company has letters of credit outstanding of $9,294,000 at October 3, 1998. The Company has four interest rate swap agreements to reduce the impact of changes in interest rates on the borrowings under the Credit Agreement. The four interest rate swap agreements have a total notional principal amount of $35,000,000. The differential paid or received is recognized as an adjustment to interest expense. The Company agreed to make interest payments based on a fixed rate of 7.06%, 6.17%, 5.85% and 5.58% on $10,000,000, $10,000,000, $10,000,000
and $5,000,000 notional principal, respectively, in exchange for payments based on a floating rate of three-month LIBOR. The agreements terminate April 26, 2002, June 9, 2002, April 8, 2003 and September 4, 2001, respectively. The Company also has one interest rate collar on $10,000,000 notional principal whereby the Company agrees to make payments if the three-month LIBOR falls below 5.00% in exchange for receiving payments if the three-month LIBOR rises above 7.00%. The interest rate collar terminates effective February 19, 2003. The fair value of the swap agreements and the collar at October 3, 1998 is a loss of $2,075,000 and is not recognized in the financial statements.

         The fair value of long-term obligations is estimated using yields obtained through independent pricing sources for the same or similar types of borrowing arrangements. The fair value of long-term obligations, excluding interest rate swaps and collars, at October 3, 1998 was estimated at $171.5 million, or approximately $34.9 million less than the carrying value at that date. The carrying value of long-term obligations approximated fair value at October 4, 1997. For all other financial instruments, the carrying amounts approximate fair value due to their short maturities.


7. SHAREHOLDERS' EQUITY

         On October 4, 1995, the Company approved a plan to repurchase up to 2,000,000 shares of Dyersburg Corporation common stock. Purchases were made at the discretion of the Company as warranted based on market pricing. During the year ended October 4, 1997 and September 28, 1996, a total of 27,000 and 1,051,275 shares, respectively, were purchased under the repurchase plan at an aggregate cost of approximately $160,000 and $5,414,000, respectively. The Company does not presently anticipate further purchases under the plan.

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

                                                              NUMBER OF           WEIGHTED AVERAGE
                                                               OPTIONS             EXERCISE PRICE
                                                       -----------------------------------------------
                                                            (in thousands, except exercise price)
                                                                  757                   $  8.16
Balance at September 30, 1995
    Options granted                                               392                      4.54
    Options exercised                                             (10)                     4.50
    Options canceled                                             (740)                     8.16
                                                              -------                   -------
Balance at September 28, 1996                                     399                      4.70
                                                              -------                   -------
    Options granted                                                47                      7.57
    Options exercised                                            (153)                     4.50
    Options canceled                                              (26)                     4.50
                                                              -------                   -------
Balance at October 4, 1997                                        267                      5.34
                                                              -------                   -------
    Options granted                                               195                     10.67
    Options exercised                                             (55)                     4.73
    Options canceled                                               (4)                     9.20
                                                              -------                   -------
Balance at October 3, 1998                                        403                   $  7.97
                                                              =======                   =======

         Options outstanding at October 3, 1998 are summarized in the table below:

                                      OUTSTANDING                              EXERCISABLE
                      -------------------------------------------   -----------------------------------
                                     WEIGHTED         AVERAGE                        WEIGHTED
                                      AVERAGE        REMAINING                       AVERAGE
                                     EXERCISE       CONTRACTUAL                      EXERCISE
EXERCISE PRICE          OPTIONS        PRICE        LIFE(YEARS)       OPTIONS         PRICE
-------------------------------------------------------------------------------------------------------
                                (in thousands, except exercise price and contractual life)
$4.00 - 6.00               191           4.78              6.11          171             4.68
$6.01 - 11.25              212          10.84              6.83           57            10.08
                           ---                                           ---
Total                      403                                           228
                           ===                                           ===

         There were 228,000 and 247,000 options exercisable and 779,000 and 970,000 shares reserved for future grants at October 3, 1998 and October 4, 1997, respectively.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.78%; volatility of the expected market price of the common stock of 0.387; expected life of the options of 9.0 years; and an expected dividend yield of 1%. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made from time to time, pro forma amounts for 1998 may not be representative of future years' amounts. During 1998, 195,500 options were granted with weighted average grant date fair value of $ 5.58.

         For purpose of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                OCTOBER 3,          OCTOBER 4,         SEPTEMBER 30,
                                                                   1998                1997                1996
                                                              --------------------------------------------------------
                                                                          (in thousands, except share data)
      Net income:
         As reported                                             $7,033              $12,361              $8,400
         Pro forma                                                6,861               12,245               8,310
      Net income per share - diluted:
         As reported                                             $ 0.53              $  0.94              $0.61
         Pro forma                                                 0.51                 0.93               0.61

         The Company has adopted the Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, and accordingly, the prior period presentation has been restated. The table below sets forth the computations of basic and diluted earnings per share:

                                                                                   Year Ended
                                                            ---------------------------------------------------------
                                                              OCTOBER 3,             October 4,         September 28,
                                                                 1998                  1997                 1996
                                                            -------------          ------------         -------------
                                                                      (in thousands, except per share data)
Numerator for basic and diluted
earnings per share:
   Income before extraordinary loss..                          $   7,033               $ 13,266             $ 8,400
   Extraordinary loss...................                              --                   (905)                 --
                                                               ---------               --------              ------
   Net income...........................                       $   7,033               $ 12,361             $ 8,400
                                                               =========               ========             =======

Denominator:
   Denominator for basic earnings
   per share--weighted average
   shares outstanding..................                          13,326                  13,155              13,643

   Effect of dilutive securities:
      Employee stock options........                                 10                      55                  38
                                                               --------                 -------             -------

Denominator for diluted
earnings per share--adjusted
weighted average shares outstanding                              13,336                  13,210              13,681
                                                               ========                ========             =======

Basic earnings per share:
   Income before extraordinary loss..                          $    .53                $   1.01             $   .62
   Extraordinary loss...................                             --                    (.07)                 --
                                                               --------                --------             -------
   Net income...........................                            .53                $    .94             $   .62
                                                               ========                ========             =======

Diluted earnings per share:
   Income before extraordinary loss..                          $    .53                $   1.01             $   .61
   Extraordinary loss...................                             --                    (.07)                 --
   Net income...........................                       --------                --------             -------
                                                               $    .53                $    .94             $   .61
                                                               ========                ========             =======

8. INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                     OCTOBER 3,        OCTOBER 4,
                                                                       1998               1997
                                                             -------------------------------------------
                                                                           (in thousands)
     Deferred tax liabilities:
       Depreciation                                                  $   8,582        $    8,006
       Other                                                             2,415             2,599
                                                                     ---------        ----------
     Total deferred tax liabilities                                     10,997            10,605
     Deferred tax assets:
       Non-deductible reserves                                           4,184             4,065
       Deferred compensation                                             1,439             2,096
       Other                                                               518               549
                                                                     ---------        ----------
       Total deferred tax assets                                         6,141             6,710
                                                                     ---------        ----------
     Net deferred tax liabilities                                    $   4,856        $    3,895
                                                                     =========        ==========


         Significant components of the provision for income taxes are as follows:

                                                                   YEAR ENDED
                                               -----------------------------------------------------
                                                   OCTOBER 3,     OCTOBER 4,      SEPTEMBER 28,
                                                     1998           1997              1996
                                               -----------------------------------------------------
                                                                 (in thousands)
     Current:
       Federal                                     $  2,199        $  9,014         $  5,240
       State                                            258             249              154
     Deferred, primarily federal                      2,856            (629)             460
                                                   --------        --------         --------
                                                   $  5,313        $  8,634         $  5,854
                                                   ========        ========         ========

         The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following:

                                                                      YEAR ENDED
                                               -----------------------------------------------------------
                                                   OCTOBER 3,         OCTOBER 4,         SEPTEMBER 28,
                                                     1998                1997                1996
                                               -----------------------------------------------------------
                                                                    (in thousands)
   Computed federal tax expense at statutory
     rate                                           $   4,321          $  7,665            $  4,989
   State taxes, net of federal income tax
     benefit                                              167               162                 100
   Effect of nondeductibility of amortization
     of goodwill                                          751               655                 650
   Other                                                   74               152                 115
                                                    ---------          --------            --------
                                                    $   5,313          $  8,634            $  5,854
                                                    =========          ========            ========

         Income tax payments were $6,622,000, $7,154,000, and $4,885,000 for fiscal years 1998, 1997, and 1996, respectively. A tax benefit was realized for the exercise of stock options in the amount of $504,000, and such amount was recognized as additional paid in capital for the year ended October 3, 1998.

9. EMPLOYEE BENEFIT PLANS

         The Company has two separate defined contribution plans that, collectively, cover substantially all employees, excluding Alamac employees. Contributions to one plan equal 7.5% of adjusted income, as defined, plus additional amounts which the Board of Directors may authorize. Contributions to the other plan are at the discretion of the Board of Directors. The contribution for either plan shall not exceed the maximum amount deductible for federal income tax purposes. Profit-sharing expense was $2,544,000, $2,599,000, and $1,875,000 for fiscal years 1998, 1997, and 1996, respectively.

         The Company provided defined benefit pension plans (the Pension Plans) to substantially all full-time active employees of Alamac whose employment transferred to the Company upon acquisition. The terms of the plans were substantially identical, with respect to the classes of employees covered under the plans and eligibility, to the terms provided by the seller prior to the purchase of Alamac. Benefits under the existing plans were based on years of service and compensation and become vested after five years of service. Substantially all benefits were vested at the valuation date. The Company funds the plans in accordance with the Employee Retirement Income Security Act of 1974.

         The following summarizes information including the plans' funded status:

                                                                               YEAR ENDED
                                                                       ---------------------------
                                                                         OCTOBER 3,     OCTOBER 4,
                                                                            1998           1997
                                                                            ----           ----
                                                                               (in thousands)
CHANGE IN PENSION OBLIGATION

Pension obligation at beginning of year                                   $ 14,711       $    --
Obligation assumed at acquisition                                               --        14,711
Service cost                                                                   759            --
Interest cost                                                                  868            --
Actuarial loss                                                               3,089            --
Benefits paid                                                                 (734)           --
                                                                          --------      --------
Pension obligation at end of year                                         $ 18,693      $ 14,711
                                                                          ========      ========

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                            $ 12,759      $     --
Plan assets transferred at acquisition                                          --        12,759
Actual return on plan assets                                                 1,392            --
Company contributions                                                          375            --
Benefits paid                                                                 (734)           --
                                                                          --------      --------
Fair value of plan assets at end of year                                  $ 13,792      $ 12,759
                                                                          --------      --------

Funded status of the plan (underfunded)                                   $ (4,901)     $ (1,952)
Unrecognized net actuarial loss on PBO                                       2,628            --
                                                                          --------      --------
Accrued pension cost at end of year                                       $ (2,273)     $ (1,952)
                                                                          ========      ========


                                                                                 YEAR ENDED
                                                                        ------------------------------
                                                                          OCTOBER 3,     OCTOBER 4,
                                                                             1998           1997
                                                                             ----           ----
        WEIGHTED-AVERAGE ASSUMPTIONS

        Discount rate                                                        7.25%          7.50%
        Expected return on plan assets                                       9.75%          9.75%
        Rate of compensation increase (salaried only)                        3.50%          3.50%


        COMPONENTS OF NET PERIODIC PENSION COST (in thousands)

        Service cost                                                      $   759             --
        Interest cost                                                         868             --
        Actual return on plan assets                                       (1,392)            --
        Net amortization and deferral                                         461             --
                                                                          -------           ----
        Net pension cost                                                  $   696             --
                                                                          =======           ====

         Plan assets are invested primarily in United States Government or corporate debt securities and equity securities. The salaried plan and hourly plan projected benefit obligation was $12,736,000 and $5,957,000, respectively, at October 3, 1998. The plan assets of the salaried and hourly plans were $7,783,000 and $6,009,000, respectively, at October 3, 1998.


10. COMMITMENTS

         The Company leases certain equipment and office space under noncancelable operating leases. Most of these leases include renewal options and some include purchase options. Rent expense was $7,690,000 in 1998, $4,123,000 in 1997, and $3,050,000 in 1996.

         Future minimum payments under these leases are as follows:


           FISCAL YEAR                                                        AMOUNT
                                                                              ------
                                                                          (in thousands)
           1999                                                                $  7,808
           2000                                                                   6,295
           2001                                                                   5,262
           2002                                                                   3,408
           2003                                                                   3,398
           Thereafter                                                             5,951
                                                                               --------
           Total aggregate future minimum lease payments                       $ 32,122
                                                                               ========


              The Company routinely enters into forward purchase commitments to secure the purchase price and availability of cotton, a significant raw material utilized in its manufacturing process. At October 3, 1998, the Company has outstanding commitments to purchase approximately $20 million in cotton through July 1999.

11. CONTINGENCIES

         In connection with the acquisition of Alamac, the Company conducted an environmental investigation of Alamac's facilities and identified environmental contamination at certain facilities that will require remediation activities. The Company estimates that the cost of such remediation activities will range from approximately $3,500,000 to $5,000,000. As the Company continues to study and evaluate necessary remediation activity, these estimates could change. Pursuant to the Acquisition Agreement, WestPoint Stevens, Inc. agreed to pay 75% of any losses occurring within three years of the closing of the acquisition for matters identified in the Company's environmental investigation or arising as a result of a breach of WestPoint Stevens' representations and warranties in respect of environmental matters up to $10,000,000 and 67% of such losses in excess of $10,000,000 and up to $20,000,000. WestPoint Stevens will not be obligated to indemnify the Company for any such losses in excess of $20,000,000. In addition, WestPoint Stevens agreed to indemnify the Company without regard to time or dollar limitation for losses resulting from third-party claims relating to the identified environmental contamination. Management believes that WestPoint Stevens has the financial capability to honor this indemnity. As a part of the acquisition of Alamac, the Company recorded an accrual of approximately $875,000 for the estimated cost of remediation not covered by the West Point indemnity. As of October 3, 1998, the balance remaining in this accrual was $802,000.

         The Company is involved in various legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect to the Company's financial position or results of operations.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         1998
                                                FIRST          SECOND             THIRD            FOURTH
----------------------------------------------------------------------------------------------------------------
                                                         (in thousands, except share data)
Net sales                                      $91,931        $109,958          $113,533          $102,103
Gross profit                                    15,233          19,301            21,382            17,708
Net income                                         983           1,343             3,023             1,684
Net income per share:
    Basic                                         0.07            0.10              0.23              0.13
    Fully diluted                                 0.07            0.10              0.23              0.13
Market prices of common stock:
    High                                         14.00           12.00              8.25              6.00
    Low                                          11.00            7.69              5.06              3.50


                                                                         1997
                                                FIRST          SECOND             THIRD            FOURTH
----------------------------------------------------------------------------------------------------------------
                                                         (in thousands, except share data)
Net sales                                      $38,793           $51,038         $ 68,383          $ 91,979(a)
Gross profit                                     8,443            11,130           17,964            19,854
Income before extraordinary loss                   684             1,979            5,283             5,320
Net income                                         684             1,979            5,283             4,415(b)
Income per share before extraordinary loss        0.05              0.15             0.40              0.41
Net income per share:
    Basic                                         0.05              0.15             0.40              0.34
    Fully diluted                                 0.05              0.15             0.40              0.34
Market prices of common stock:
    High                                          7.25              7.50             8.63              3.44
    Low                                           5.38              6.50             7.00              8.25


(a) Fourth quarter includes $26,844 of Alamac sales.
(b) Fourth quarter includes $905, or $0.07 per share, extraordinary loss for early extinquishment of debt.

                              DYERSBURG CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

----------------------------------------    ---------------    ---------------    ---------------    ---------------
COLUMN A                                      COLUMN B            COLUMN C          COLUMN D            COLUMN E
----------------------------------------    ---------------    ---------------    ---------------    ---------------

                                                                 Additions
                                              Balance at         Charged to                              Balance
                                             Beginning of        Costs and        Deductions(1)         at end of
Description                                     Period            Expenses           Describe            Period
                                            ---------------    ---------------    ---------------    ---------------
Year ended October 3, 1998
   Allowance for doubtful accounts          $         2,075    $         1,464    $           640    $         2,899
                                            ===============    ===============    ===============    ===============

Year ended October 4, 1997
   Allowance for doubtful accounts          $         1,500    $         2,184    $         1,609    $         2,075
                                            ===============    ===============    ===============    ===============

Year ended September 28, 1996
   Allowance for doubtful accounts          $         1,170    $         1,057    $           727    $         1,500
                                            ===============    ===============    ===============    ===============

(1) Write-offs, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3), information with respect to directors of the Company is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 1999 (the "Proxy Statement") under the caption "Proposal One - Election of Directors," which information is herein incorporated by reference.

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

ITEM 11 . EXECUTIVE COMPENSATION

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(l)   Financial Statements. See Item 8.
        (a)(2)   Supplemental Schedules Supporting Financial Statements.
                 See Item 8.
        (a)(3)   Exhibits. See Index to Exhibits, page 41.
        (b) There were no reports filed on Form 8-K for the fiscal quarter ending October 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYERSBURG CORPORATION


Date:  December 18, 1998                     /s/ T. Eugene McBride
                                             -----------------------------
                                             T. Eugene McBride
                                             Chief Executive Officer
                                             (Principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 18, 1998.


/s/ T. Eugene McBride                                 /s/ Marvin B. Crow
---------------------------------------------        -----------------------------------------
T. Eugene McBride                                    Marvin B. Crow
Chairman                                             Director


/s /Mickey Ganot                                     /s/ John D. Howard
---------------------------------------------        -----------------------------------------
Mickey Ganot                                         John D. Howard
Director                                             Director


/s/ L. R. Jalenak, Jr.                               /s/ Julius Lasnick
---------------------------------------------        -----------------------------------------
L. R. Jalenak, Jr.                                   Julius Lasnick
Director                                             Director


/s/ P. Manohar                                       /s/ Jerome M. Wiggins
---------------------------------------------        -----------------------------------------
P. Manohar                                           Jerome M. Wiggins
Director                                             President, Chief Operating Officer
                                                     and Director


/s/ Ravi Shankar                                     /s/ William S. Shropshire, Jr.
---------------------------------------------        -----------------------------------------
Ravi Shankar                                         William S. Shropshire, Jr.
Director                                             Executive Vice President,
                                                     Chief Financial Officer and
                                                     Secretary - Treasurer
                                                     (Principal financial officer)


/s/ Paul L. Hallock
---------------------------------------------
Paul L. Hallock
Vice President - Finance and
Assistant Secretary - Treasurer
(Principal accounting officer)

                                INDEX TO EXHIBITS


Exhibit
No.                 Description
-------------       -----------------------------------------------------------
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

10.7*               Amendment to Dyersburg Corporation 1992 Stock Incentive Plan
                    (incorporated by reference to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 28, 1996).

10.8 Second Amended and Restated Letter of Credit Agreement dated as of July 1, 1990, among Dyersburg Fabrics Limited
                    Partnership, I, Dyersburg Fabrics Inc., Dyersburg
                    Corporation, DFIC, Inc., and SunTrust Bank, Atlanta, relating to $7,900,000 The Industrial Development Board of the City of Trenton, Tennessee Industrial Development
                    Revenue Bonds (Dyersburg Fabrics Inc. Project Series 1990)
                    (incorporated by reference to Exhibit 10.11 to the Quarterly
                    Report on Form 10-Q of the quarter ended March 30, 1996).

10.9 Amended and Restated Pledge and Security Agreement, dated as of July 1, 1990, made by Dyersburg Fabrics Limited
                    Partnership, I, to SunTrust Bank, Atlanta (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form
                    10-Q for the quarter ended March 30, 1996).

10.10               Stock Purchase Agreement, dated April 8, 1997, between
                    Polysindo Hong Kong Limited and the sellers named therein
                    (incorporated by reference to Exhibit 10.1 to the Current
                    Report on Form 8-K filed with the Securities and Exchange
                    Commission on April 17, 1997).

10.11               Agreement, dated April 8, 1997, among Polysindo Hong Kong
                    Limited, PT. Texmaco Jaya and Dyersburg Corporation
                    (incorporated by reference to Exhibit 10.1 to the Current
                    Report on Form 8-K filed with the Securities and Exchange
                    Commission on April 17, 1997).

10.12               Purchase Agreement, dated August 20, 1997, by and among
                    Dyersburg Corporation, Dyersburg Fabrics Inc., Dyersburg
                    Fabrics Limited Partnership, I, DFIC, Inc., IQUE, Inc.,
                    IQUEIC, Inc., IQUE Limited Partnership, I, United Knitting
                    Inc., UKIC, Inc., United Knitting Limited Partnership, I,
                    Bear, Stearns & Co., Inc. And Prudential Securities
                    Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange commission on September 2, 1997).

10.13 Indenture, dated as of August 27, 1997, by and among Dyersburg Corporation, Dyersburg Fabrics Inc., Dyersburg
                    Fabrics Limited Partnership, I, DFIC, Inc., IQUE, Inc., IQUE
                    Limited Partnership, I, United Knitting Inc., UKIC, Inc.,
                    United Knitting Limited Partnership, I, Alamac Knit Fabrics
                    Inc., Alamac Enterprises Inc., AIH Inc., and State Street
                    Bank and Trust Company (incorporated by reference to exhibit
                    10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1997).

10.14 Registration Rights Agreement, dated as of August 27, 1997, among Dyersburg Corporation, the Guarantors named therein, Bear, Stearns & Co. Inc. and Prudential Securities
                    Incorporated (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1997).

10.15 Credit Agreement and Amendment No. 1 to Credit Agreement, dated as of August 27, 1997, among Dyersburg Corporation,
                    Dyersburg Fabrics Limited Partnership, I, United Knitting
                    Limited Partnership, I, IQUE Limited Partnership, I, Alamac
                    Knit Fabrics, Inc., the Lenders listed therein, SunTrust
                    Bank, Atlanta, as Agent, and SunTrust Bank Atlanta, as
                    Collateral Agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 1997).

10.16 Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.)

10.17               Stockholders' Agreement between Dyersburg Corporation and PT
                    Texmaco Jaya (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 4,
                    1998.)

10.18               License Agreement between Dyersburg Corporation and PT
                    Texmaco Jaya (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 4,
                    1998.)

10.19               Technical Services and License Agreement between Dyersburg
                    Corporation and PT Dyersburg Texmaco Fleece (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.)

10.20 Dyersburg Corporation Deferred Compensation Plan, as amended in fiscal 1998

21                  Subsidiaries

23                  Consent of Independent Auditors

27                  Financial Data Schedule (for SEC use only)


*Compensation Plan