Form 10-Q
period 1999-01-02
DYERSBURG CORP
filed 1999-02-16
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999
                           Commission File No. 1-11126


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

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    No
                                       ---      ---

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                                       Number of shares outstanding
             Title of each              as of January 15, 1999
      ---------------------------      ----------------------------

      Common Stock $.01 par value             13,337,066

INDEX TO FORM 10-Q


DYERSBURG CORPORATION



PART I--FINANCIAL INFORMATION                                            PAGE
-----------------------------                                            ----

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Condensed Balance Sheets at
              January 2, 1999 and October 3, 1998..........................3
        Consolidated Condensed Statements of Income
              for the Three Months Ended January 2, 1999
              and January 3, 1998..........................................4
        Consolidated Condensed Statements of Cash
              Flows for the Three Months Ended
              January 2, 1999, and January 3, 1998.........................5
        Notes to Consolidated Condensed Financial
              Statements...................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................8


PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS...................10

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K..................................10

SIGNATURES................................................................10

                              Dyersburg Corporation
                Consolidated Condensed Balance Sheets (Unaudited)
                        (in thousands except share data)

                                                                    January 2,    October 3,
                                                                       1999          1998
                                                                    ----------    ----------
ASSETS

Current assets:
Cash .........................................................      $    133      $    265
  Accounts receivable, net of allowance for doubtful accounts
    of $3,676 at January 2, 1999 and $2,899 at October 3, 1998        53,679        71,359
Inventories ..................................................        43,340        45,147
  Deferred income taxes and other ............................         9,033         9,845
                                                                    --------      --------
       Total current assets ..................................       106,185       126,616

  Property, plant and equipment, net .........................       134,935       136,613
  Goodwill, net ..............................................        93,086        93,752
  Deferred debt costs and other, net .........................         5,959         6,153
                                                                    --------      --------

                                                                    $340,165      $363,134
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .....................................      $  9,837      $ 19,833
  Accrued expenses ...........................................        13,912        14,706
  Current portion of long-term obligations ...................         8,125         7,500
                                                                    --------      --------
       Total current liabilities .............................        31,874        42,039

  Long-term obligations ......................................       188,950       198,900
  Deferred income taxes ......................................        10,242        10,242
  Other liabilities ..........................................         2,513         3,582


Shareholders' equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Common stock, $.01 par value, authorized 40,000,000
   shares; issued and outstanding shares - 13,337,066 at
   January 2, 1999 and 13,337,066 at October 3, 1998 .........           133           133
  Additional paid-in capital .................................        42,752        42,752
  Retained earnings ..........................................        63,701        65,486
                                                                    --------      --------
Total shareholders' equity ...................................       106,586       108,371
                                                                    --------      --------

                                                                    $340,165      $363,134
                                                                    ========      ========


See notes to consolidated condensed financial statements.

                              Dyersburg Corporation
             Consolidated Condensed Statements of Income (Unaudited)
                        (in thousands except share data)

                                                      Three Months Ended
                                                ------------------------------
                                                 January 2,         January 3,
                                                    1999              1998
                                                ------------       -----------
Net Sales ................................      $     75,391       $    91,931

Costs and expenses:

   Cost of sales .........................            64,570            76,698
   Selling, general, and administrative ..             8,597             8,192
   Interest and amortization of debt costs             5,167             5,426
                                                ------------       -----------

Total costs and expenses .................            78,334            90,316
                                                ------------       -----------

Income (Loss) before income taxes ........            (2,943)            1,615

Income tax (benefit) expense .............            (1,291)              632
                                                ------------       -----------

Net Income (Loss) ........................      $     (1,652)      $       983

                                                ============       ===========

Weighted average shares outstanding:
     Basic ...............................        13,337,066        13,305,518
                                                ============       ===========
     Diluted .............................        13,337,066        13,393,951
                                                ============       ===========

Earnings (Loss) per share:

     Basic ...............................      $      (0.12)      $      0.07
                                                ============       ===========
     Diluted .............................      $      (0.12)      $      0.07
                                                ============       ===========


Dividends per share ......................      $       0.01       $      0.01
                                                ============       ===========



See notes to consolidated condensed financial statements.

                              Dyersburg Corporation
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                         Three Months Ended
                                                                      -------------------------
                                                                      January 2,     January 3,
                                                                         1999           1998
                                                                      ----------     ----------
Operating activities
   Net Income (Loss) ...........................................      $ (1,652)      $   983

   Adjustments to reconcile to net cash
     provided by (used in) operating activities:
        Depreciation and amortization ..........................         5,034         5,439
        Deferred income taxes ..................................           (15)          (54)
        Other-net ..............................................         8,509        (7,106)
                                                                      --------       -------

            Net cash provided by (used in) operating activities         11,876          (738)

Investing activities
   Capital expenditures ........................................        (2,434)       (6,536)
   Other-net ...................................................           (61)          844
                                                                      --------       -------

            Net cash used in investing activities ..............        (2,495)       (5,692)

Financing Activities
   Retirement of debt ..........................................           (55)          (51)
   Net (repayment) borrowing on debt ...........................        (9,325)        6,879
   Dividends paid ..............................................          (133)         (133)
   Issuance of common stock ....................................                         221
                                                                      --------       -------

             Net cash (used in) provided by financing activities        (9,513)        6,916
                                                                      --------       -------

             Net (decrease) increase in cash ...................          (132)          486
Cash at beginning of period ....................................           265           948
                                                                      --------       -------

Cash at end of period ..........................................      $    133       $ 1,434
                                                                      ========       =======


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

January 2, 1999

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Financial information as of October 3, 1998, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Due to seasonal patterns, the results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 3, 1998.

--------------------------------------------------------------------------------

NOTE B--CHANGE IN ACCOUNTING ESTIMATES FOR DEPRECIABLE LIVES OF CERTAIN PROPERTY, PLANT AND EQUIPMENT

         During the first quarter of fiscal 1999, the Company changed its estimates for the useful lives of certain property, plant and equipment at its Dyersburg Fabrics Inc. facilities. This change was implemented to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was a decrease in depreciation expense for the first quarter of 1999 of approximately $350,000. It is anticipated that this change will decrease depreciation expense for the full fiscal year by approximately $1.4 million. For the quarter ended January 2, 1999, the effect of the change was to reduce the net loss by approximately $227,000, or $0.02 per share.

NOTE C--INVENTORIES

                             Jan. 2,      Oct. 3,
                              1999         1998
                            --------     --------
                                (in thousands)

    Raw Materials ....      $11,783      $15,071
    Work in Process ..       15,564       15,218
    Finished Goods ...       13,193       12,039
    Supplies and Other        2,800        2,819
                            -------      -------

                            $43,340      $45,147
                            =======      =======

NOTE D--EARNINGS PER SHARE

The table below sets forth the computations of basic and diluted earnings per share:

                                                               Jan. 2,            Jan. 3,
                                                                1999               1998
                                                            ------------       -----------
                                                           (in thousands except share data)
Numerator for basic and diluted earnings per
      Share--net income (loss) .......................      $     (1,652)      $       983
                                                            ------------       -----------

Denominator:
   Denominator for basic earnings (loss) per
      share--weighted average shares .................        13,337,066        13,305,518

   Effect of dilutive securities:
        Employee Stock Options .......................              --              88,433
                                                            ------------       -----------

   Denominator for diluted earnings (loss) per share--
      adjusted weighted average shares and assumed
      conversions ....................................        13,337,066        13,393,951
                                                            ============       ===========


Basic earnings (loss) per share ......................      $      (0.12)      $      0.07
                                                            ============       ===========

Diluted earnings (loss) per share ....................      $      (0.12)      $      0.07
                                                            ============       ===========


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

         During January 1999, at its sole discretion and as provided for in the original terms of the Credit Agreement, the Company reduced its line of credit on the Revolving Credit Facility from $110 million to $90 million. The reduction does not impact the Company's level of available credit as computed as of January 2, 1999, or anticipated in the near future. This action reduces certain commitment fees charged on unused lines of credit.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the quarter ended January 2, 1999, decreased by 18% to $75.4 million versus $91.9 million for the same quarter of the prior year. The decrease in net sales was primarily a result of reduced volume impacted by increased imports and softness in the knit market. Gross margins for the quarter declined to 14.4% versus 16.6% for the same period in fiscal 1998. Gross margins decreased as production was reduced for the lower sales volume. However, margins were favorably impacted by a change in the accounting estimate for useful lives of certain property and equipment at the Company's Dyersburg Fabrics facilities. The effect of the change was a decrease in depreciation expense in the first quarter of 1999 of approximately $350,000. It is anticipated that this change will decrease depreciation expense for the full fiscal year by approximately $1.4 million. For the quarter ended January 2, 1999, the effect of the change was to reduce the net loss by approximately $227,000, or $0.02 per share.

         Selling, general and administrative expenses increased by $405,000 the first quarter of fiscal 1999 compared to the same period in fiscal 1998. The increase was primarily due to bad debt expense, which increased by approximately $560,000. During the first half of fiscal 1998, bad debt expense was historically low due to an unusually high level of net recoveries. As a percentage of sales, these same expenses increased to 11.4% for the first quarter for fiscal 1999 versus 8.9% for the same period in fiscal 1998. This percentage increase resulted from a combination of increased bad debt expense and a decline in sales.

         Interest expense in the first quarter of fiscal 1999 of $5.2 million was lower than that of the same period of fiscal 1998 due to reduced borrowing levels. The effective tax rate for the first quarter of fiscal 1999 was 43.9%. The rate exceeded the federal statutory rate due to certain expense items not being deductible for tax purposes, principally the amortization of goodwill.

         Net loss for the quarter ended January 2, 1999 was $1.7 million, or $0.12 per share, versus net income of $983,000, or $0.07 per share, for the same period in fiscal 1998. Earnings (loss) per share are the same whether calculated on a basic or diluted basis. The diluted weighted average number of shares outstanding for the quarter was approximately 13,337,000.

Liquidity and Capital Resources

         Working capital decreased to $74.3 million and the current ratio increased to 3.3:1 at January 2, 1999, from $84.6 million and 3.0:1, respectively, at October 3, 1998. The Company's long-term debt-to-capital ratio was 63.9% at January 2, 1999, compared to 64.7% at October 3, 1998.

         Net receivables of $53.7 million at January 2, 1999, decreased from the level at October 3, 1998, due to reduced sales levels. Inventories decreased slightly to $43.3 million at the end of the first quarter from $45.1 million at the end of the fourth quarter of fiscal 1998.

         Capital expenditures for the three months ended January 2, 1999, were $2.4 million versus $6.5 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $17 million in fiscal 1999.

         Based on the borrowing base computation within the Credit Agreement and excluding the impact of additional borrowings on any financial ratio covenants contained in the Credit Agreement, the amount of additional borrowing available at January 2, 1999, was approximately $32 million. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

Year 2000

         The Company has determined that it will need to modify or replace portions of its software so that its computer system will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operation.

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well underway with these efforts. The Company's business application programs are currently compliant or will be made compliant through the Year 2000 Project. The few remaining non-compliant programs are to be brought into compliance by the vendors that will supply the programs or through modifications by internal staff. The majority of the business applications Year 2000 Project were completed by December 31, 1998, with a few software programs scheduled to be replaced in the first half of 1999. The Company continues to follow up with critical suppliers and customers concerning their plans and progress in addressing the Year 2000 problem. The costs of the Year 2000 Project are not expected to be material to the Company's results of operations or financial position and are being expensed as incurred. These costs represent the labor costs of time allocated from existing internal staff. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the three months ended January 2, 1999.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

         (a)  27   Financial Data Schedule (for SEC use only)

         (b) The Corporation did not file any reports on Form 8-K during the three months ended January 2, 1999.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 16, 1999                  /s/ William S. Shropshire, Jr.
                                   ------------------------------
                                   William S. Shropshire, Jr.
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Secretary and Treasurer