Form 10-Q
period 1999-04-03
DYERSBURG CORP
filed 1999-05-18
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999
                           Commission File No. 1-11126


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
YES   X      No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

        Title of each          Number of shares outstanding as of April 15, 1999
----------------------------   -------------------------------------------------

Common Stock $0.01 par value                    13,347,221

INDEX TO FORM 10-Q


DYERSBURG CORPORATION



PART I--FINANCIAL INFORMATION                                             PAGE


ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets at
              April 3, 1999, and October 3, 1998 ...........................3
         Condensed Consolidated Statements of Operations
              for the Three Months Ended April 3, 1999,
              and April 4, 1998; Six Months Ended
              April 3, 1999, and April 4, 1998..............................4
         Condensed Consolidated Statements of Cash
              Flows for the Six Months Ended
              April 3, 1999, and April 4, 1998..............................5
         Notes to Condensed Consolidated Financial
              Statements....................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................9



PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS....................12

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K...................................13

SIGNATURES.................................................................13

                              Dyersburg Corporation
                Condensed Consolidated Balance Sheets (Unaudited)
                        (in thousands, except share data)

                                                                          April 3,       October 3,
                                                                            1999            1998
                                                                          --------        --------

ASSETS

Current assets:
    Cash .........................................................        $    180        $    265
    Accounts receivable, net of allowance for doubtful accounts
    of $2,941 at April 3, 1999, and $2,899 at October 3, 1998  ...          55,250          71,359
    Inventories ..................................................          49,602          45,147
    Prepaid expenses and other ...................................           9,955           9,845
                                                                          --------        --------
         Total current assets ....................................         114,987         126,616

    Property, plant and equipment, net ...........................         133,333         136,613
    Goodwill, net ................................................          92,376          93,752
    Deferred debt costs and other, net ...........................           5,429           6,153
                                                                          --------        --------
                                                                          $346,125        $363,134
                                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ......................................        $ 14,624        $ 19,833
     Accrued expenses ............................................          13,793          14,706
     Current portion of long-term obligations ....................          69,021           7,500
                                                                          --------        --------
         Total current liabilities ...............................          97,438          42,039

     Long-term obligations .......................................         132,900         198,900
     Deferred income taxes .......................................           9,972          10,242
     Other liabilities ...........................................           1,994           3,582

Shareholders' equity:
    Preferred stock, authorized 5,000,000 shares; none issued
    Common stock, $.01 par value, authorized 40,000,000 shares;
    issued and outstanding shares 13,347,221 at April 3, 1999, and
    13,337,066 at October 3, 1998  ...............................             133             133

    Additional paid-in capital....................................          42,773          42,752
    Retained earnings ............................................          60,915          65,486
         Total shareholders' equity ..............................         103,821         109,371
                                                                          --------        --------

                                                                          $346,125        $363,134
                                                                          ========        ========


See notes to condensed consolidated financial statements.

                              Dyersburg Corporation
           Condensed Consolidated Statements of Operations (Unaudited)
                 (in thousands except share and per share data)

                                             Three Months Ended                     Six Months Ended
                                       -------------------------------      -------------------------------
                                         April 3,           April 4,           April 3,           April 4,
                                           1999               1998               1999               1998
                                       ------------       ------------      ------------       ------------

Net Sales .......................      $     80,138       $    109,958      $    155,529       $    201,889

Costs and expenses:

   Cost of sales ................            70,068             90,657           134,638            167,363
   Selling, general, and
     administrative .............             8,816             11,525            17,413             19,709
   Interest and amortization of
     debt costs .................             4,935              5,570            10,102             10,996
                                       ------------       ------------      ------------       ------------

Total costs and expenses ........            83,819            107,752           162,153             98,068
                                       ------------       ------------      ------------       ------------

Income (loss) before income taxes            (3,681)             2,206            (6,624)             3,821

Income tax (benefit) expense ....            (1,029)               863            (2,320)             1,495
                                       ------------       ------------      ------------       ------------

Net Income (loss) ...............      $     (2,652)      $      1,343      $     (4,304)      $      2,326
                                       ============       ============      ============       ============

Weighted average shares
outstanding:
    Basic .......................        13,345,598         13,330,613        13,342,321         13,318,065
    Diluted .....................        13,348,033         13,392,711        13,343,767         13,395,488
                                       ============       ============      ============       ============

Earnings (loss) per share:
    Basic .......................      $      (0.20)      $       0.10      $      (0.32)      $       0.17
                                       ============       ============      ============       ============
    Diluted .....................      $      (0.20)      $       0.10      $      (0.32)      $       0.17
                                       ============       ============      ============       ============


Dividends per share .............      $       0.01       $       0.01      $       0.02       $       0.02
                                       ============       ============      ============       ============


See notes to condensed consolidated financial statements.

                              Dyersburg Corporation
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                            Six Months Ended
                                                                       ---------------------------
                                                                       April 3,           April 4,
                                                                         1999                1998
                                                                       --------           --------
Operating activities
   Net Income (loss) ........................................          $ (4,304)          $  2,326
   Adjustments to reconcile to net cash (used in)
   provided by operating activities:
        Depreciation and amortization .......................            10,442             11,107
        Decrease (increase) in accounts receivable, net .....            16,110             (8,755)
        Increase in inventory ...............................            (4,456)           (16,107)
        Other-net ...........................................            (7,277)           (10,813)
                                                                       --------           --------

        Net cash provided by (used in) operating activities .            10,515            (22,242)

Investing activities
   Capital expenditures .....................................            (5,337)           (11,154)
   Other-net ................................................              (312)              (890)
                                                                       --------           --------

          Net cash used in investing activities .............            (5,649)           (12,044)

Financing Activities
   Net (payments) borrowings on long-term obligations .......            (4,706)            33,183
   Dividends paid ...........................................              (266)              (267)
   Issuance of common stock .................................                21                704
                                                                       --------           --------

          Net cash (used in) provided by financing activities          $ (4,951)          $ 33,620
                                                                       --------           --------

          Net decrease in cash ..............................               (85)              (666)
Cash at beginning of period .................................               265                948
                                                                       --------           --------

Cash at end of period .......................................          $    180           $    282
                                                                       ========           ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

April 3, 1999

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Dyersburg Corporation ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Financial information as of October 3, 1998, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Due to seasonal patterns, the results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 3, 1998.


NOTE B--CHANGE IN ACCOUNTING ESTIMATES FOR DEPRECIABLE LIVES OF CERTAIN PROPERTY, PLANT AND EQUIPMENT

         During the second quarter of fiscal 1999, the Company changed its estimates for the useful lives of certain property, plant and equipment at its Dyersburg Fabrics Inc. facilities. This change was implemented to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was a decrease in depreciation expense for each quarter of fiscal 1999 of approximately $350,000. It is anticipated that this change will decrease depreciation expense for the full fiscal year by approximately $1.4 million. For the quarter and six months ended April 3, 1999, the effect of the change was to reduce the net loss by approximately $228,000, or $0.02 per share and $455,000, or $0.03 per share, respectively.


NOTE C--INVENTORIES

                                 April 3,             October 3,
                                  1999                   1998
                                 -------               -------
                                         (in thousands)

Raw Materials .........          $12,220               $15,071
Work in Process .......           16,603                15,218
Finished Goods ........           18,167                12,039
Supplies and Other.....            2,612                 2,819
                                 -------               -------

                                 $49,602               $45,147
                                 =======               =======

NOTE D--EARNINGS PER SHARE

The table below sets forth the computations of basic and diluted earnings per share:


                                             Three Months Ended                    Six Months Ended
                                      -------------------------------      -------------------------------
                                        April 3,           April 4,          April 3,           April 4,
                                          1999               1998              1999               1998
                                      ------------       ------------      ------------       ------------
                                                  (in thousands except share and per share data)

Numerator for basic and diluted
earnings per share--net income
(loss) .........................      $     (2,652)      $      1,343      $     (4,304)      $      2,326

Denominator:
Denominator for basic earnings
(loss) per share--weighted
average shares .................        13,345,598         13,330,613        13,342,321         13,318,065

 Effect of dilutive securities:
 Employee Stock Options ........      $      2,435       $     62,098      $      1,446       $     77,423
                                      ------------       ------------      ------------       ------------

Denominator for diluted
earnings (loss) per share--
adjusted weighted average shares        13,348,033         13,392,711        13,342,767         13,395,488
                                      ============       ============      ============       ============


Basic earnings (loss) per
share ..........................      $      (0.20)      $       0.10      $      (0.32)      $       0.17
                                      ============       ============      ============       ============

Diluted earnings (loss) per
share ..........................      $      (0.20)      $       0.10      $      (0.32)      $       0.17
                                      ============       ============      ============       ============



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

NOTE E--LONG-TERM OBLIGATIONS

         During January 1999, at its sole discretion and as provided for in the original terms of the Credit Agreement, the Company reduced its line of credit on the Revolving Credit Facility from $110 million to $90 million. The reduction does not impact the Company's level of available credit as computed as of April 3, 1999. This action reduces certain commitment fees charged on unused lines of credit.

         During April 1999, the Company has amended its Credit Agreement, which includes its $38.8 million Term Loan and $90 million Revolving Credit Facility. The amendment waives certain financial covenants for the fiscal quarter ended April 3, 1999, increases the borrowing rate on advances during periods where the Company's Adjusted Funded Debt Coverage Ratio exceeds 5.0:1.0, and requires the company to engage an appraisal firm or firms to appraise the inventory and property, plant and equipment (see Exhibit 10(a) attached to this filing). Based on the current business environment, it is likely that the Company will not be in compliance with existing financial covenants in future periods including the third quarter of fiscal 1999. Accordingly, generally accepted accounting principles require that amounts outstanding under the Credit Agreement be reflected in current liabilities on the balance sheet. However, the Company continues to access its Revolving Credit Facility and has not realized any reduction in its borrowing availability. Based on the borrowing base computation within the Credit Agreement and excluding the impact of additional borrowings on any financial ratio covenants contained in the Credit Agreement as amended, the amount of additional borrowing available at April 3, 1999, was in excess of $34 million. The Company has requested additional amendments of the financial covenants in the Credit Agreement with respect to future periods and a reduction in the amount of mandatory principal payments on the Term Loan. Management believes it will be able to obtain an amendment acceptable to the Company, but no assurances can be given.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Beginning in fiscal 1998 and continuing in 1999 the domestic circular knit industry has been characterized by accelerating consolidation and a supply/demand imbalance that has adversely affected the Company's results of operations. The Company has experienced weakness in sales and margins in both fleece and jersey fabrics. Competition from imports increased as global souring patterns continued to shift between the Far East and the West. Unstable, often faltering economies in the Far East caused many textile and apparel manufacturers in the region to offer products to U.S. markets at reduced prices. These low prices were made even more attractive to U.S. retailers by significant and prolonged currency devaluations in several countries. The duration of these market conditions, evidenced by additional, if not an excessive, supply of low-priced imports is uncertain. Nonetheless, management of the Company believes that current conditions will continue, at a minimum, throughout fiscal 1999. In response to these business conditions, Dyersburg has broadened its price point offerings, reduced costs, and focused on providing a continuous flow of value-added and differentiated products to remain efficient and competitive. Product offerings with fabric manufactured by the Company and sold through full garment packages, have begun to favorably impact sales.

         Net sales for the quarter ended April 3, 1999, decreased by 27% to $80.1 million versus $110.0 million for the same quarter of the prior year. Net sales for the six months ended April 3, 1999, decreased by 23.0% compared to the same period of the prior year. The decrease in net sales was primarily a result of reduced volume impacted by increased imports and softness in the knit market as indicated above. Gross margins for the quarter and year-to-date declined to 12.6% and 13.4% versus 17.6% and 17.1% for the same period in fiscal 1998, respectfully. Gross margins decreased as production was reduced for the lower sales volume. However, margins were favorably impacted by a change in the accounting estimate for useful lives of certain property and equipment at the Company's Dyersburg Fabrics facilities. The effect of the change was a decrease in depreciation expense in the second quarter of 1999 of approximately $350,000 and year-to-date of $700,000. It is anticipated that this change will decrease depreciation expense for the full fiscal year by approximately $1.4 million. For the quarter and year-to-date ended April 3, 1999, the effect of the change was to reduce the net loss by approximately $228,000, or $0.02 per share and $455,000, or $0.03 per share, respectively.

         Due to the continued softness in the knit market, management has undertaken initiatives to increase revenues and reduce costs. Increased emphasis on research and development directed at better uses of developing technology in concert with market intelligence of retail customers is intended to intensify the Company's focus on developing additional value added and differentiated products and improving the speed to market of such products. Garment packaging, whereby the Company converts fabric into a finished garment, has provided new opportunities for fabric sales. Cost savings initiatives completed in the first half of fiscal 1999 included reducing capacity by eliminating the weekend operations at the Company's Dyersburg Fabrics subsidiary. Strategic plans to further reduce manufacturing capacity, and the related costs, are being developed by management to allow the Company the flexibility to further downsize in response to changing business conditions.

         Selling, general and administrative expenses decreased by 31% for the second quarter and 17% year-to-date fiscal 1999 compared to the same periods in fiscal 1998. The decrease was primarily due to reductions in administrative costs due to the lower sales volume and reductions in certain expenses that are based on performance. As a percentage of sales, these same expenses increased to 11.4% for the second quarter and 11.2% year-to-date for fiscal 1999 versus 10.5% and 9.8% respectively, for the same periods in fiscal 1998. This percentage increase primarily resulted from a decline in sales.

         Interest expense in the second quarter of fiscal 1999 of $4.9 million and year-to-date of $10.1 million was lower than that of the same periods of fiscal 1998 due to reduced borrowing levels. The effective tax rate for the second quarter of fiscal 1999 was 28% and year-to-date was 35.0%.

         Net loss for the quarter ended April 3, 1999 was $2.7 million, or $0.20 per share, versus net income of $1.3 million, or $0.10 per share, for the same period in fiscal 1998. For the six months ended April 3, 1999, the net loss was $4.3 million, or $0.32 per share, versus net income of $2.3 million, or $0.17 per share, for the same period in fiscal 1998. Earnings (loss) per share are the same whether calculated on a basic or diluted basis. The diluted weighted average number of shares outstanding for the quarter and year-to-date was approximately 13,348,000 and 13,344,000, respectively.

         The Company recorded a non-recurring charge of $1.3 million for restructuring charges in the third quarter of fiscal 1998. These restructuring charges represent severance-related expenses associated with terminated employees. During the third and fourth quarters of fiscal 1998, $727,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $575,000 at fiscal year end. During the first and second quarters of fiscal 1999, approximately $77,000 and $326,000, respectively was paid for severance and related fringe benefits; resulting in a balance in accrued restructuring charges of $498,000 and $172,000, respectively at each fiscal quarter end. All of the employees identified by the restructuring plan have been terminated. Substantially all of the remaining balance in accrued restructuring charges of $172,000 will be paid in the next six months.

Liquidity and Capital Resources

         Working capital and the current ratio decreased to $17.5 million and 1.2:1 at April 3, 1999, from $84.6 million and 3.0:1, respectively, at October 3, 1998. Changes in this ratio are the result of the classification of amounts outstanding under the Company's Credit Agreement as to current liabilities. The Company's debt-to-capital ratio was 66.0% at April 3, 1999, compared to 65.4% at October 3, 1998. See discussion below and Note E of the Notes to Condensed Consolidated Financial Statements.

         Net receivables of $55.3 million at April 3, 1999, decreased from the level at October 3, 1998, due to reduced sales levels. Inventories increased to $49.6 million at the end of the second quarter from $45.1 million at the end of the fourth quarter of fiscal 1998.

         Capital expenditures for the six months ended April 3, 1999, were $5.3 million versus $11.2 million for the same period in the prior year. Cash outlays for capital spending have been reduced in response to current business conditions and are anticipated to approximate $8-$9 million in fiscal 1999.

         As a result of the decline in operating results, the Company has amended its Credit Agreement, which includes its $38.8 million Term Loan and $90 million Revolving Credit Facility. The amendment waivers certain financial covenants for the fiscal quarter ended April 3, 1999, increases the borrowing rate on advances during periods where the Company's Adjusted Funded Debt Coverage Ratio exceeds 5.0:1.0, and requires the company to engage an appraisal firm or firms to appraise the inventory and property, plant and equipment (see
Exhibit 10(a) attached to this filing). Based on the current business environment, it is likely that the Company will not be in compliance with existing financial covenants in future periods including the third quarter of fiscal 1999. Accordingly, generally accepted accounting principles require that amounts outstanding under the Credit Agreement be reflected in current liabilities on the balance sheet. However, the Company continues to access its Revolving Credit Facility and has not realized any reduction in its borrowing availability. Based on the borrowing base computation within the Credit Agreement and excluding the impact of additional borrowings on any financial ratio covenants contained in the Credit Agreement as amended, the amount of additional borrowing available at April 3, 1999, was in excess of $34 million. The Company has requested additional amendments of the financial covenants in the Credit Agreement with respect to future periods and a reduction in the amount of mandatory principal payments on the Term Loan. Management believes it will be able to obtain an amendment acceptable to the Company, but no assurances can be given.

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

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well underway with these efforts. The Company's business application programs are currently compliant or will be made compliant through the Year 2000 Project. The few remaining non-compliant programs are to be brought into compliance by the vendors that will supply the programs or through modifications by internal staff. The majority of the business applications Year 2000 Project were completed by April 3, 1999, with a few software programs scheduled to be replaced in the first half of 1999. The Company continues to follow up with critical suppliers and customers concerning their plans and progress in addressing the Year 2000 problem. The costs of the Year 2000 Project are not expected to be material to the Company's results of operations or financial position and are being expensed as incurred. These costs represent the labor costs of time allocated from existing internal staff. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Company held the Annual Meeting of Shareholders on January 27, 1999, ("Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected: four Class I directors, Julius Lasnick, P. Manohar, Mickey Ganot and Donna Randall for three-year terms and until their successors are duly elected and qualified. Continuing directors for the Company are Marvin Crow, L.R. Jalenak, Jr., Jerome Wiggins, Ravi Shankar and T. Eugene McBride.


                                  For              Withheld (Abstain)
                               ---------           ------------------
Julius Lasnick                 7,535,823                 238,711
P. Manohar                     7,435,237                 339,297
Mickey Ganot                   7,433,237                 341,297
Donna Randall                  7,586,723                 187,811

         The shareholders ratified the appointment of Ernst & Young LLP as the independent certified public accountants of the Company for fiscal 1999. There were 7,753,424 votes cast for such proposal, 16,110 votes cast against such proposal, and 5,000 votes withheld (abstained) with respect to such proposal.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Exhibits:

10 - Material Contract

     (a)  Amendment No. 3 to Credit Agreement

27   Financial Data Schedule (for SEC use only)

     (b) The Corporation did not file any reports on Form 8-K during the three months ended April 3, 1999.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   /S/ William S. Shropshire, Jr.
May 14, 1999                       ---------------------------------------------
                                   William S. Shropshire, Jr.
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Secretary and Treasurer