Form 10-Q
period 1999-07-03
DYERSBURG CORP
filed 1999-08-17
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999
                          Commission File No. 1-11126


                             DYERSBURG CORPORATION
             (Exact name of registrant as specified in its charter)

         TENNESSEE                                      62-1363247
(State or other jurisdiction of             (I.R.S employer identification no.)
incorporation or organization)

   15720 JOHN J. DELANEY, SUITE 445
      CHARLOTTE, NORTH CAROLINA                                  28277
(Address of principal executive offices)                       (Zip Code)

                                 (704) 341-2299
              (Registrant's telephone number, including area code)

                 1315 PHILLIPS ST., DYERSBURG, TENNESSEE 38024
                 (Former address if changed since last report)

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
YES   [X]     No [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

 Title of each                 Number of shares outstanding as of July 28, 1999
----------------------------   ------------------------------------------------
Common Stock $0.01 par value                      13,347,221

INDEX TO FORM 10-Q


DYERSBURG CORPORATION

PART I--FINANCIAL INFORMATION                                                            PAGE NUMBER
-----------------------------                                                            -----------
ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets at
              July 3, 1999, and October 3, 1998 ................................................   3
         Condensed Consolidated Statements of Operations
              for the Three Months Ended July 3, 1999,
              and July  4, 1998; Nine Months Ended
              July 3, 1999, and July 4, 1998....................................................   4
         Condensed Consolidated Statements of Cash
              Flows for the Nine Months Ended
              July 3, 1999, and July 4,1998.....................................................   5
         Notes to Condensed Consolidated Financial
              Statements........................................................................   6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................   10



PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS........................................   14

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.......................................................   15

SIGNATURES ....................................................................................   15

                             DYERSBURG CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands, except share data)

                                                                               July 3,        October 3,
                                                                                1999             1998
                                                                          --------------     ------------
ASSETS

Current assets:
  Cash .................................................................      $     172        $     265
  Accounts receivable, net of allowance for doubtful accounts
    of $3,380 at July 3, 1999, and $2,899 at October 3, 1998 ...........         56,773           71,359
  Inventories ..........................................................         43,379           45,147
  Prepaid expenses and other ...........................................         15,788            9,845
                                                                              ---------        ---------
       Total current assets ............................................        116,112          126,616

  Property, plant and equipment, net ...................................        120,743          136,613
  Goodwill, net ........................................................         91,665           93,752
  Deferred debt costs, net .............................................          5,311            5,935
  Assets held for sale and other .......................................          4,124              218
                                                                              ---------        ---------
                                                                              $ 337,955        $ 363,134
                                                                              =========        =========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...............................................      $  10,484        $  19,833
  Accrued restructuring expenses .......................................          3,670              575
  Other accrued expenses ...............................................         16,017           14,131
  Current portion of long-term obligations .............................         69,294            7,500
                                                                              ---------        ---------
       Total current liabilities .......................................         99,465           42,039

  Long-term obligations ................................................        132,900          198,900
  Deferred income taxes and other ......................................         10,310           13,824
Shareholders' equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Series A Preferred stock, authorized 200,000 shares; none issued
  Common stock, $.01 par value, authorized 40,000,000
  shares; issued and outstanding shares - 13,347,221 at
  July 3, 1999, 13,337,066 at October 3,1998 ...........................            133              133

  Additional paid-in capital ...........................................         42,773           42,752
  Retained earnings ....................................................         52,374           65,486
                                                                              ---------        ---------
Total shareholders' equity .............................................         95,280          108,371
                                                                              ---------        ---------

                                                                              $ 337,955        $ 363,134
                                                                              =========        =========


See notes to condensed consolidated financial statements.

                             DYERSBURG CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (in thousands, except share and per share data)

                                                  Three Months Ended                     Nine Months Ended
                                          -----------------------------------   ----------------------------------
                                            July 3,               July 4,            July 3,           July 4,
                                              1999                  1998               1999              1998
                                          -------------         -------------   ------------         -------------
Net sales ..........................      $     83,053       $    113,533       $    238,582       $   315,422

Costs and expenses:

   Cost of sales ...................            70,864             92,151            205,502           259,514
   Selling, general,and
     administrative ................             9,086              8,737             26,499            28,446
   Restructuring charge ............            10,993              1,300             10,993             1,300
   Interest and amortization of debt
   costs ...........................             5,248              5,955             15,350            16,951
                                          ------------       ------------       ------------       -----------

Total costs and expenses ...........            96,191            108,143            258,344           306,211
                                          ------------       ------------       ------------       -----------

Income (loss) before income taxes ..           (13,138)             5,390            (19,762)            9,211

Income tax (benefit) expense .......            (4,597)             2,367             (6,917)            3,862
                                          ------------       ------------       ------------       -----------

Net income (loss) ..................      $     (8,541)      $      3,023       $    (12,845)      $     5,349
                                          ============       ============       ============       ===========

Weighted average shares outstanding:
      Basic ........................        13,347,221         13,332,840         13,343,954        13,322,990
                                          ============       ============       ============       ===========
      Diluted ......................        13,347,221         13,371,247         13,343,954        13,364,251
                                          ============       ============       ============       ===========

Earnings per share:
      Basic ........................      $      (0.64)      $       0.23       $      (0.96)      $      0.40
                                          ============       ============       ============       ===========
      Diluted ......................      $      (0.64)      $       0.23       $      (0.96)      $      0.40
                                          ============       ============       ============       ===========

      Dividends per share ..........      $       0.00       $       0.01       $       0.02       $      0.03
                                          ============       ============       ============       ===========



See notes to condensed consolidated financial statements.

                             DYERSBURG CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                July 3,             July 4,
                                                                                  1999                1998
                                                                               -----------        ----------
OPERATING ACTIVITIES
   Net income (loss) .......................................................     $(12,845)         $  5,349
   Adjustments to reconcile to net cash provided by (used in) operating activities:
        Depreciation and amortization ......................................       15,303            15,543
        Write-down of fixed assets .........................................        6,970
        (Increase) decrease in accounts receivable, net ....................       14,586            (8,639)
        (Increase) decrease in inventory ...................................        1,768            (5,134)
        (Decrease) in trade accounts payable ...............................       (9,349)           (9,453)
        Other-net ..........................................................         (920)           (9,015)
                                                                                  -------           -------

            Net cash provided by (used in) operating activities ............       15,513           (11,349)

INVESTING ACTIVITIES
   Capital expenditures ....................................................       (6,514)          (15,378)
   Other-net ...............................................................       (4,414)           (1,219)
                                                                                 --------          --------
            Net cash used in investing activities ..........................      (10,928)          (16,597)

FINANCING ACTIVITIES
   Net borrowings (repayments) on long-term obligations ....................       (4,433)           26,936
   Dividends paid ..........................................................         (266)             (399)
   Issuance of common stock ................................................           21               723
                                                                                 --------          --------


             Net cash (used in) provided by financing activities ...........       (4,678)           27,260
                                                                                 --------          --------

             Net decrease in cash ..........................................          (93)             (686)

Cash at beginning of period ................................................          265               948
                                                                                 --------          --------
Cash at end of period ......................................................     $    172          $    262
                                                                                 ========          ========


See notes to consolidated condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

July 3, 1999

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

NOTE B--CHANGE IN ACCOUNTING ESTIMATES FOR DEPRECIABLE LIVES OF CERTAIN PROPERTY, PLANT AND EQUIPMENT

         During the first quarter of fiscal 1999, the Company changed its estimates for the useful lives of certain property, plant and equipment at its Dyersburg Fabrics Inc. facilities. This change was implemented to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was a decrease in depreciation expense for each quarter of fiscal 1999 of approximately $350,000. It is anticipated that this change will decrease depreciation expense for the full fiscal year by approximately $1.4 million. For the quarter and nine months ended July 3, 1999, the effect of the change was to reduce the net loss by approximately $228,000, or $0.02 per share and $683,000, or $0.05 per share, respectively.


NOTE C--INVENTORIES

                                                                                 July 3,     October 3,
                                                                                    1999           1998
                                                                                --------     ----------
                                                                                   (in thousands)
Raw Materials ................................................................     $13,096      $15,071
Work in Process ..............................................................      11,058       15,218
Finished Goods ...............................................................      16,926       12,039
Supplies and Other ...........................................................       2,299        2,819
                                                                                   -------      -------

                                                                                   $43,379     $ 45,147
                                                                                   =======     ========

NOTE D--EARNINGS PER SHARE

The table below sets forth the computations of basic and diluted earnings per share:

                                                 Three Months Ended                  Nine Months Ended
                                                 -------------------                 -----------------
                                           July 3,             July 4,          July 3,            July 4,
                                             1999                 1998            1999               1998
                                          -------------     -------------      -----------        -----------
                                                  (in thousands, except share and per share data)
Numerator for basic and diluted
   earnings per share--net income
  (loss) ...........................      $     (8,541)      $     3,023      $    (12,845)      $     5,349

Denominator:
   Denominator for basic earnings
  (loss) per share--weighted
   average shares ..................        13,347,221        13,332,840        13,343,954        13,322,990


   Effect of dilutive securities:
   Employee Stock Options ..........                --            38,407                --            41,261
                                          ------------       -----------      ------------       -----------

Denominator for diluted
   earnings (loss) per share --
   adjusted weighted average
   shares ..........................        13,347,221        13,371,247        13,343,954        13,364,251
                                          ============       ===========      ============       ===========

   Basic earnings (loss) per
   share ...........................      $      (0.64)      $      0.23      $      (0.96)      $      0.40
                                          ============       ===========      ============       ===========

   Diluted earnings (loss) per            $      (0.64)      $      0.23      $      (0.96)      $      0.40
   share ...........................      ============       ============     ============       ===========


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

         During January 1999, the Company reduced its line of credit on the Revolving Credit Facility from $110 million to $90 million. The reduction did not impact the Company's level of available credit computed as of July 3, 1999, but reduced certain commitment fees charged on unused lines of credit.

         In April, May and August 1999, the Company amended its Credit Agreement, which includes its Term Loan and Revolving Credit Facility. The amendments waive certain financial covenants for the fiscal quarters ended April 3, 1999 and July 3, 1999 through August 31, 1999, increase the borrowing rate on advances during periods where the Company's Adjusted Funded Debt Coverage Ratio exceeds 5.0:1.0, and require the Company to engage an appraisal firm or firms to appraise the inventory and property, plant and equipment. Based on the current business environment, it is likely that the Company will not be in compliance with existing financial covenants in future periods including the fourth quarter of fiscal 1999. Accordingly, generally accepted accounting principles require that amounts outstanding under the Credit Agreement be reflected in current liabilities on the balance sheet. However, the Company continues to access its Revolving Credit Facility and has not realized any reduction in its borrowing availability.


NOTE F - SUBSEQUENT EVENTS

         On August 4, 1999, the Company and certain of its subsidiaries received a commitment from Congress Financial Corporation (Southern) and BankBoston, N.A. to provide a revolving credit, term loan and letter of credit facility in an aggregate principal amount of up to $110,000,000. It is anticipated that the proceeds from this facility will be used to repay amounts outstanding under the Company's existing Credit Agreement and to provide for the Company's working capital needs. The Company anticipates consummating this financing on or before August 31, 1999, however, there can be no assurance that such financing will be consummated. The Company anticipates recording an extraordinary charge in the fourth quarter 1999 for the write-off of existing deferred financing costs of approximately $2.1 million.

NOTE G -- SHAREHOLDER RIGHTS PLAN

         In June, 1999 the Board of Directors adopted a Shareholder Rights Plan. Under the plan, shareholders of common stock received as a divided one preferred stock purchase right for each share of common stock held (the "Right" or "Rights"). Each Right, when exercisable, will entitle the registered holder to purchase one one-hundredth of a share of new Series A Junior Preferred Stock at an exercise price of $12 per Right, subject to certain adjustments. The Rights are not presented in separate certificates and are only exercisable upon a person's or group's acquisition of, or commencement of a tender or exchange offer for, 15% or more of the Company's Common Stock ("Acquiring Party"). The Rights are also exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. Upon becoming exercisable, each Right will allow the holder (other than the Acquiring Party) to buy either securities of the Company or securities of the acquiring company having a value twice the exercise price of the Rights. The Rights expire on June 3, 2009 and are redeemable by the Board of Directors at $.001 per Right. The Rights are exchangeable by the Board of Directors at an exchange ratio of one share of common stock per Right at any time after the Rights become exercisable.

NOTE H - RESTRUCTURING CHARGES

         During 1999, the Company announced the consolidation of certain manufacturing facilities. The consolidation was accomplished through a reduction of the weekend operations at the Company's Dyersburg, Tennessee facility subsidiary, closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facility. Restructuring charges of $10,993,000 were charged to operations during the third quarter 1999 as a result of eliminating the Hamilton and Trenton operations. These restructuring charges represent a write-down to net realizable value of $6,970,000 for property, plant and equipment which are either held for sale or abandoned as a result of the consolidation.

         The Company has also recorded severance related expenses associated with terminated employees of $4,023,000. Over 500 hourly and salaried employees have been notified of their terminations. During the third quarter of fiscal 1999, $353,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $3,670,000 at July 3, 1999. Substantially all of the remaining balance in these restructuring charges will be paid in the next six months. The Company believes cost savings associated with the closing of certain facilities and the resulting consolidation of manufacturing should exceed $9 million annually.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Beginning in fiscal 1998 and continuing in 1999 the domestic circular knit industry has experienced accelerating consolidation and excess supply that has adversely affected the Company's results of operations. The Company has experienced weakness in sales and margins in both fleece and jersey fabrics. Competition from imports increased as global sourcing patterns continued to shift between the Far East and the West. Unstable, often faltering economies in the Far East caused many textile and apparel manufacturers in the region to offer products to U.S. markets at reduced prices. These low prices were made even more attractive to U.S. retailers by significant and prolonged currency devaluations in several countries. The duration of these market conditions, evidenced by an excessive supply of low-priced imports is uncertain. Nonetheless, management of the Company believes that current conditions will continue, at a minimum, throughout fiscal 1999 and into fiscal 2000. In response to these business conditions, Dyersburg has adopted a strategy to broaden its price point offerings, reduce costs, and provide a continuous flow of value-added and differentiated products to remain efficient and competitive. The Company believes product offerings with fabric manufactured by the Company and sold through full garment packages, have begun to favorably impact sales.

         Net sales for the quarter ended July 3, 1999, decreased by 27% to $83.0 million versus $113.5 million for the same quarter of the prior year. Net sales for the nine months ended July 3, 1999, decreased by 24% compared to the same period of the prior year. The decrease in net sales was primarily a result of reduced volume impacted by increased imports and softness in the knit market as indicated above. Gross margins for the quarter and year-to-date declined to 14.7% and 13.9% versus 18.8% and 17.7% for the same periods in fiscal 1998, respectfully. Gross margins decreased as production was reduced for the lower sales volume. However, margins were favorably impacted by a change in the accounting estimate for useful lives of certain property and equipment at the Company's Dyersburg facilities. The effect of the change was a decrease in depreciation expense in the third quarter of 1999 of approximately $350,000 and year-to-date of $1,050,000. It is anticipated that this change will decrease depreciation expense for the full fiscal year by approximately $1.4 million. For the quarter and year-to-date ended July 3, 1999, the effect of the change was to reduce the net loss by approximately $228,000, or $0.02 per share and $683,000, or $0.05 per share, respectively.

         Due to the continued softness in the knit market, management has undertaken initiatives to increase revenues and reduce costs. Increased emphasis on research and development directed at better uses of developing technology in concert with market intelligence of retail customers is intended to intensify the Company's focus on developing additional value added and differentiated products and improving the speed to market of such products. The Company believes garment packaging, whereby the Company converts fabric into a finished garment, has provided new opportunities for fabric sales.

         During 1999, the Company announced the consolidation of certain manufacturing facilities. The consolidation was accomplished through a reduction of the weekend operations at the Company's Dyersburg, Tennessee facility subsidiary, closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facility. Restructuring charges of $10,993,000 were charged to operations during the third quarter 1999 as a result of eliminating the Hamilton and Trenton operations. These restructuring charges represent a write-down to net realizable value of $6,970,000 for property, plant and equipment which are either held for sale or abandoned as a result of the consolidation. The Company is actively marketing such assets held for sale through the use of internal sources and outside agents. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year.

         The Company has also recorded severance related expenses associated with terminated employees of $4,023,000. Over 500 hourly and salaried employees have been notified of their terminations. During the third quarter of fiscal 1999, $353,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $3,670,000 at July 3, 1999. Substantially all of the remaining balance in these restructuring charges will be paid in the next six months. The Company believes cost savings associated with the closing of certain facilities and the resulting consolidation of manufacturing should exceed $9 million annually. The Company believes approximately $1 million of such amount will represent an annual reduction in depreciation expense. The Company will continue to evaluate further cost reductions during the fourth quarter of fiscal 1999.

         The Company also recorded a non-recurring charge of $1.3 million for restructuring charges in the third quarter of fiscal 1998. These restructuring charges represented severance-related expenses associated with terminated employees. During fiscal 1998, $727,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $575,000 at fiscal year end. During the first, second and third quarters of fiscal 1999, approximately $77,000, $326,000 and $47,000, respectively, was paid for severance and related fringe benefits; resulting in a balance in accrued restructuring charges of $498,000, $172,000 and $125,000, respectively at each fiscal quarter end. All of the employees identified by the restructuring plan have been terminated. Substantially all of the remaining balance in accrued restructuring charges of $125,000 will be paid in the next three months.

         Selling, general and administrative expenses increased by 4% for the third quarter, but decreased 7% year-to-date in fiscal 1999 compared to the same periods in fiscal 1998. The decrease was primarily due to reductions in administrative costs due to the lower sales volume and reductions in certain expenses that are based on performance. As a percentage of sales, these same expenses increased to 10.9% for the third quarter and 11.1% year-to-date for fiscal 1999 versus 7.7% and 9.0%, respectively, for the same periods in fiscal 1998. This percentage increase primarily resulted from a decline in sales. The Company believes cost savings initiatives completed in the third and fourth quarters of fiscal 1999 should reduce selling, general and administrative expenses by over $3 million annually which is expected to favorably impact the ratio of selling, general and administrative expenses as a percent of sales beginning in the first quarter of fiscal 2000.

         Interest expense in the third quarter of fiscal 1999 of $5.2 million and year-to-date of $15.3 million was lower than that of the same periods of fiscal 1998 due to reduced borrowing levels. The effective tax rate for the third quarter and year-to-date fiscal 1999 was 35%.

         Net loss for the quarter ended July 3, 1999 was $8.5 million, or $0.64 per share, versus net income of $3.0 million, or $0.23 per share, for the same period in fiscal 1998. For the nine months ended July 3, 1999, the net loss was $12.8 million, or $0.96 per share, versus net income of $5.3 million, or $0.40 per share, for the same period in fiscal 1998. Earnings (loss) per share are the same whether calculated on a basic or diluted basis. The diluted weighted average number of shares outstanding for the quarter and year-to-date was approximately 13,347,000 and 13,344,000, respectively.


Liquidity and Capital Resources

         Working capital and the current ratio decreased to $16.6 million and 1.2:1 at July 3, 1999, from $84.6 million and 3.0:1, respectively, at October 3, 1998. Changes in this ratio are the result of the classification of amounts outstanding under the Company's Credit Agreement to current liabilities. The Company's debt-to-capital ratio was 68.0% at July 3, 1999, compared to 65.6% at October 3, 1998. See discussion below and Note E of the Notes to Condensed Consolidated Financial Statements.

         Net receivables of $56.8 million at July 3, 1999, decreased from the level at October 3, 1998, due to reduced sales levels. Inventories decreased to $43.4 million at the end of the third quarter of fiscal 1999 from $45.1 million at the end of fiscal 1998.

         Capital expenditures for the nine months ended July 3, 1999, were $6.5 million versus $15.4 million for the same period in the prior year. Cash outlays for capital spending have been reduced in response to current business conditions and are anticipated to approximate $8 million in fiscal 1999.

         The Company has outstanding $125,000,000 principal amount of 9.75% Senior Subordinated Notes due September 1, 2007 (the "Subordinated Notes"). These Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to the prior payment in full of all senior indebtedness, including the indebtedness under the Company's Credit Facility and the industrial revenue bonds. The proceeds of the Subordinated Notes, together with borrowings under the Credit Facility, were used to acquire the common stock of Alamac and retire outstanding senior indebtedness.

         The Company is party to a Credit Agreement, consisting of a $90 million revolving credit facility and a $36.9 million term loan facility. Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin between 0.75% and a 3.25%, or at the lender's adjusted base rate, at the Company's option. The Company is required to maintain compliance with certain financial covenants under the Credit Agreement, including covenants relating to minimum net worth and interest ratio coverage.

         As a result of the decline in operating results, the Company was not in compliance with certain financial and other covenants at April 3 and July 3, 1999. The Company has entered into an amendment to the Credit Agreement which waives the covenants for the quarters ended April 3 and July 3, 1999. Based on the current business environment, it is likely that the Company will not be in compliance with existing financial covenants in future periods including the fourth quarter of fiscal 1999. Accordingly, generally accepted accounting principles require that amounts outstanding under the Credit Agreement be reflected in current liabilities on the balance sheet. The waiver currently expires on August 31, 1999 and there can be no assurance that further waivers can be obtained. The Credit Agreement continues to be the Company's primary source of liquidity. The Company continues to access its Revolving Credit Facility and has not realized any reduction in its borrowing availability.

         On August 4, 1999, the Company and certain of its subsidiaries received a commitment from Congress Financial Corporation (Southern) and BankBoston, N.A. for a revolving credit, term loan and letter of credit facility in an aggregate principal amount of up to $110,000,000 to replace the Company's current credit facility and to support the Company's working capital and general corporate needs. If obtained, the Company believes borrowings under the facility would be sufficient to fund the Company's liquidity needs at least through the end of fiscal 1999. However, the commitment is subject to various conditions and there can be no assurance the Company will be able to consummate the financing or obtain a substitutive facility on terms acceptable to the Company.

         During the third quarter and including July, 1999, the Company terminated all of its outstanding interest rate hedge agreements. The cost to unwind these agreements was insignificant. Presently, the Company has $125 million of its debt at a fixed rate, with the remaining balance of the Term Loan and Revolving Credit Facility bearing interest at a floating rate of interest.


Year 2000

         The Company determined that it was necessary to modify or replace portions of its software so that its computer system will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operation.

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company's business application programs are currently compliant and the Company is substantially complete with its Year 2000 Project. The Company continues to follow up with critical suppliers and customers concerning their plans and progress in addressing the Year 2000 problem. The costs of the Year 2000 Project have not been and are not expected to be material to the Company's results of operations or financial position and are being expensed as incurred. These costs represent the labor costs of time allocated from existing internal staff. The costs of the project to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

         This Current Report on Form 10-Q includes, and other communications from the Company may include, forward-looking statements subject to various assumptions regarding the Company's operating performance that may not be realized and which are subject to significant known and unknown business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. Consequently such matters should not be regarded as a representation or warranty by the Company that such matters will be realized or are indicative of the Company's financial condition or operating results for future periods. Actual results may differ materially from those contemplated by any forward-looking statement. These forward-looking statements are being made in reliance upon the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995.

         The Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to consummate adequate financing arrangements; risks associated with the Company's use of substantial leverage, restrictions imposed by the terms of the Company's indebtedness; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to respond to competitive pressures which may affect the nature and viability of the Company's business strategy; the ability of the Company to develop new products; trends in the economy as a whole which may affect consumer confidence and consumer demand for the types of goods produced by the Company; the seasonal nature of the Company's business; the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; changes in the cost and availability of raw materials; the cost and availability of labor; governmental regulation and trade policies with foreign nations; and the ability to effect conversions to new technological systems, including becoming Year 2000 compliant.

PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted to a vote of shareholders.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)   Exhibits:

10 - Material Contracts

         (a) Amendment Number 4 to Credit Agreement among Dyersburg Corporation (and certain of its subsidiaries) and Sun Trust Bank, Atlanta, or Agents, dated June 18, 1999.
         (b) Second Waiver Extension Agreement among Dyersburg Corporation (and certain of its subsidiaries) and Sun Trust Bank, Atlanta, or Agent and collateral Agent, dated August 13, 1999.
         (c) Commitment Letter among Dyersburg Corporation (and certain of its subsidiaries) and Congress Financial Corporation (Southern) and BankBoston, N.A. dated August 4, 1999.

27   Financial Data Schedule (for SEC use only)

(b) The Corporation filed a Current Report on Form 8-K, effective June 3, 1999, regarding a shareholders rights agreement and an amended and restated Charter.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 17, 1999            /s/  William S. Shropshire, Jr.
                       ----------------------------------------------
                                  William S. Shropshire, Jr.
                                  Executive Vice President,
                                  Chief Financial Officer,
                                  Secretary and Treasurer