Form 10-K405
period 1999-10-02
DYERSBURG CORP
filed 1999-12-13
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 2, 1999
                           Commission File No. 1-11126

                              DYERSBURG CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                TENNESSEE                                62-1363247
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

 15720 JOHN J. DELANEY DRIVE, SUITE 445                    28277
              CHARLOTTE, NC                              (Zip Code)
(Address of Principal Executive Offices)

                                 (704) 341-2299
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------          -----------------------------------------
Common Stock, Par Value $.01/Share                 New York Stock Exchange
and associated stock purchase rights

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 13, 1999, 13,347,231 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,740,482 based on the closing price of such stock on the New York Stock Exchange (NYSE) on December 10, 1999, assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.


DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2000, are incorporated by reference into Items 10, 11, 12 and 13.

                              DYERSBURG CORPORATION
                                FORM 10-K REPORT
                                TABLE OF CONTENTS


PART I........................................................................4

         ITEM 1. BUSINESS.....................................................4
                  General.....................................................4
                  Products ...................................................4
                  Manufacturing/Seasonality...................................6
                  Sales and Marketing.........................................7
                  Inventory Management........................................7
                  Research and Development....................................7
                  Raw Materials...............................................8
                  Competition.................................................8
                  Governmental Regulation.....................................8
                  Employees...................................................9
                  Executive Officers of the Registrant........................9

         ITEM 2.  PROPERTIES.................................................10

         ITEM 3.  LEGAL PROCEEDINGS..........................................11

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........11

PART II......................................................................11

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS...................11
                  Market Information.........................................11
                  Holders  ..................................................11
                  Dividends..................................................11

         ITEM 6.  SELECTED FINANCIAL DATA....................................12

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....13
                  Results of Operations......................................13
                  Liquidity and Capital Resources............................16
                  Seasonality................................................16
                  Inflation..................................................17
                  Year 2000..................................................17

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..17
                  Risk Management............................................17

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................18

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...............40

PART III ....................................................................40

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........40

         ITEM 11. EXECUTIVE COMPENSATION.....................................40

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT........................................40

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............40

PART IV......................................................................40

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K.......................................40

SIGNATURES...................................................................41

INDEX TO EXHIBITS............................................................42

                                     PART I

ITEM 1 . BUSINESS

GENERAL

         Dyersburg Corporation (the "Company") is a leading manufacturer of knit fleece, jersey and stretch fabrics sold principally to domestic apparel producers ("Textile" products). The Company's fleece fabrics are used to produce
(i) outerwear apparel suitable for outdoor recreational activities, as well as casual sportswear; (ii) children's and women's sportswear, including sweatshirts and sweatpants; (iii) infant blanket sleepers and (iv) blankets and throws. The Company's jersey fabrics are used to produce a broad range of women's and children's lightweight apparel, including tops and shorts. The Company's stretch fabrics are used to produce a variety of activewear, including dancewear, swimwear, biking and running garments, recreational and casual sportswear and intimate apparel. The Company's manufacturing operations are vertically integrated, beginning with the conversion of fiber into yarn and knitting, dyeing and finishing the fabric in a wide range of styles and colors. The Company's fabrics are used in apparel marketed by leading brands such as Calvin Klein, Columbia, Health-Tex, Danskin, Patagonia, Polo, Tommy Hilfiger and William Carter; and sold to catalog merchants and specialty stores such as L.L. Bean and Eddie Bauer, department stores and national chains.

         The Company also has an apparel manufacturing business. The apparel business purchases fabric primarily from its Textile business, contracts for cutting, sewing and packaging from companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. ("Apparel" products). The apparel business also has a joint venture in the Dominican Republic. The Company manufactures Apparel products for leading brands such as Nike, SanMar and Timberland.

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

         The Company has integrated Alamac's manufacturing, sales and marketing personnel and other resources with the Company's existing operations to establish coordinated production planning, product development, marketing and customer service across its product lines for its combined customer base. The Company has consolidated certain general and administrative activities, where appropriate, to eliminate redundancies and exploit economies of scale.

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

         Outerwear Fleece. In 1992, the Company introduced a new line of outerwear fleece designed for use in recreational and casual sportswear apparel products. In 1993, this product line was complemented by the introduction of Dyersburg E.C.O.(TM), outerwear fleece made of yarn using fibers from recycled plastics. The Company's variety of outerwear fleece fabrics has grown significantly, with new fabric weights, blends, fiber configurations and finishes that promote functionality. The Company's outerwear fleece products are engineered for water repellency, wickability, moisture vapor transport and warmth. The Company's branded outerwear fleece products have grown to include Kinderfleece targeted to children's outerwear, Citifleece targeted to adult outerwear, Dyersburg E.C.O. Lite, a lighter weight E.C.O. product, and Triplex(TM), a new triple microdenier/Lycra(R) product line. Garments manufactured from these products are primarily sold to catalog merchants and specialty retailers.

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

         Rib. Rib is a stretch fabric, used primarily in tops. The stretch results from the fabric construction, rather than the use of spandex. Rib continues to be an important fashion fabric for branded and mass merchant womenswear.

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

         The Company has two manufacturing facilities in Dyersburg, Tennessee, one facility in Cleveland, Tennessee and one facility in each of Lumberton, Elizabethtown and Clinton, North Carolina. The original Dyersburg facility spins 100% synthetic (acrylic or polyester), 60% cotton/40% polyester and 50% polyester/50% cotton yarns. These yarns are used along with yarns produced at the Clinton facility and yarns purchased from outside sources to knit fleece and jersey fabrics at the Dyersburg knitting facility prior to dyeing and finishing. The Company's facility in Cleveland, Tennessee uses the Company's yarn as well as purchased yarn from outside sources to knit, dye and finish stretch and lining fabrics.

         The Clinton and Dyersburg facilities produce approximately 60% of the Company's cotton and polyester yarn needs with the remaining requirements obtained from outside vendors. All yarn dyeing requirements of the Company are produced at the Elizabethtown facility.

         The Company's sales have historically had a pronounced seasonal pattern with the majority of its sales occurring during its third quarter. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RAW MATERIALS

         The Company uses three primary fibers as raw material for producing yarn: acrylic, polyester and cotton. Cotton makes up approximately 65%, acrylic approximately 5%, and polyester approximately 30% of the raw material fiber used in production. Cotton is an agricultural commodity, while acrylic and polyester are petroleum based. These items are subject to market price fluctuations, but supplies are not dependent on any single vendor, and management believes that sources for materials will be adequate to meet requirements. The Company purchases yarns from a number of vendors and maintains several sources for branded and non-branded spandex and synthetic blend yarns.

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

         Many of the manufacturing facilities owned by the Company have been in operation for several decades. Historical waste disposal and hazardous substance releases and storage practices may have resulted in on-site and off-site remediation liability for which the Company would be responsible. In addition, certain wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. Although the Company cannot with certainty assess at this time the impact of future emission standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements, the Company believes that it is currently in compliance in all material respects with applicable environmental and health and safety laws and regulations. The Company is aware of certain environmental contamination at the Alamac facilities. The Company estimates that the remaining cost to remediate such contamination will range from approximately $1.5 million to $2.5 million. Pursuant to the Stock Purchase Agreement, WestPoint Stevens has agreed to indemnify the Company for a portion of such costs. Further reference is made to Note 11 "Contingencies" beginning on page 35.

EMPLOYEES

         At October 2, 1999, the Company employed approximately 2,250 people in hourly, salaried, supervisory, management and administrative positions. No labor union represents any of the Company's employees and the Company believes its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of October 2, 1999. All officers serve at the discretion of the Board of Directors.

Name                        Age  Position
----                        ---  --------

T. Eugene McBride           56   Chief Executive Officer and Chairman
M. L. (Chip) Fontenot       56   President, Chief Operating Officer and Director
William S. Shropshire, Jr.  42   Executive Vice President, Chief
                                 Financial Officer, Secretary and Treasurer
Don S. Carswell             52   President - International Operations
Mark A. Cabral              46   Executive Vice President - Strategic Planning
Stephen J. Dauer            58   Sr. Vice President - Sales
Paul L. Hallock             51   Vice President - Finance and Assistant
                                 Secretary - Treasurer
Harry M. Harden             41   Senior Vice President - Administration
Hunter Lee Lunsford, III    42   Executive Vice President - Operations
Jerry W. Miller             48   Executive Vice President-Research and
                                 Development
Jerry W. Patton             52   Vice President - Information Services

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

         Mr. Fontenot joined the Company in January 1999 as President of Marketing and a director. He was named President and Chief Operating Officer in July 1999. Prior to joining the Company, Mr. Fontenot was President and Chief Executive Officer of Decorative Home Accents from 1996-1998; and President and Chief Executive Officer and Chairman of Perfect Fit Industries from 1989-1996. Prior to joining Perfect Fit Industries, Mr. Fontenot was Executive Vice President of Springs Industries where he worked for over 22 years.

         Mr. Shropshire, a certified public accountant, joined the Company as Executive Vice President, Chief Financial Officer, Secretary and Treasurer in October 1996. For the previous five years, he was Chief Financial Officer and Senior Vice President for Charter Bancshares, Inc.

         Mr. Carswell, President - International Operations, joined the Company in July 1998. He joined Dyersburg from Oxford Industries where he worked for over 25 years. Most recently, he was President of the Tommy Hilfiger Golf division, and previously served as President of Polo For Boys and Senior Vice President of Planning and Development for the Oxford Shirt Group.

         Mr. Cabral was named Executive Vice President - Strategic Planning in September 1999. He joined Alamac Knit Fabrics in 1970. His assignments have included being Plant Manager of the Elizabethtown complex, General Manager of Manufacturing, Vice President of Manufacturing, and most recently Executive Vice President of Operations at Alamac Knit Fabrics since September 1, 1998.

         Mr. Dauer became the Sr. Vice President - Sales in January 1996 after joining the Company as Vice President - Marketing in June 1984.

         Mr. Hallock joined the Company in April 1977. He was named Assistant Secretary in October 1978, Assistant Secretary - Treasurer in October 1981, and Vice President - Finance in March 1987.

         Mr. Harden, was named Senior Vice President - Administration in April 1999, and prior to that date was Vice President of Human Resources for the Corporation since his appointment on October 1, 1997. He was Director of Human Resources for the Alamac Division of WestPoint Stevens from 1989 to 1997.

         Mr. Lunsford was named Executive Vice President - Operations in September 1999. He joined the Company in August 1997 as Vice President - Manufacturing. He was named Executive Vice President of Operations at Dyersburg Fabrics on April 22, 1998. Prior to joining the Company, Mr. Lunsford served as Plant Manager from February 1992 until February 1997 and General Manager from February 1997 until August 1997 at Dan River, a textile manufacturer.

         Mr. Miller joined the Company in August 1993 as Director of Manufacturing and was named Vice President of Manufacturing in May 1994. He was named President of United Knitting, Inc. ("UKI") in June 1997 and Executive Vice President of Research and Development in April 1999.

         Mr. Patton joined the Company in 1966 in the production area. He was named MIS Director in May 1990, Vice President - MIS in September 1993 and Vice President - Administration in January 1996. Mr. Patton was named Vice President
- Information Services in October 1997.

ITEM 2.  PROPERTIES

         The Company's business is conducted primarily through facilities located in Dyersburg and Cleveland, Tennessee and Clinton, Elizabethtown and Lumberton, North Carolina. Each of these facilities and the property on which they are located are owned by the Company. The Company leases selling offices in New York, New York; Charlotte, North Carolina; Seattle, Washington; Atlanta, Georgia and Los Angeles, California. The New York office contains approximately 13,000 square feet. The remaining offices have substantially less square footage.

         The primary Dyersburg facility was built in 1929 with 275,000 square feet of floor space. After several expansions, it now contains approximately 888,000 square feet of plant space situated on 30 acres of land. The knitting facility (completed December 1993) encompasses approximately 155,000 square feet situated on approximately 30 acres in the Dyersburg Industrial Park. The floor space is distributed as follows: 684,000 square feet for manufacturing, 273,000 square feet for warehousing and distribution, 28,000 square feet for offices and 60,000 square feet for maintenance shops and boiler space. A warehouse facility containing approximately 213,000 square feet was completed in September 1997.

         The Cleveland facility was built in 1986 with approximately 70,000 square feet of floor space followed by a 38,000 square foot expansion in 1991. A 45,000 square foot addition (primarily warehouse, distribution and laboratory facilities) was completed in December 1994. A 19,200 square foot expansion was completed in December 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1999 ended October 2, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "DBG." On September 23, 1999, the NYSE notified the Company that it does not comply with the NYSE's continued listing criteria and that the Company's Common Stock may be delisted from the NYSE. On November 4, 1999, the Company submitted a plan to the NYSE designed to comply with the proposed continued listing criteria. On December 9, 1999 the Company received notification that the NYSE accepted the Company's business plan and that the NYSE is prepared to continue listing of the Company's stock. The Company will be subject to quarterly monitoring for compliance with the plan. The NYSE will review the Company's market capitalization over the next six months independent of business plan success. If the Company's market capitalization has not improved and/or the Company's 30 day average price per share is less than $1 at the end of the six months timeframe, the Company will be subject to NYSE trading suspension at that time. If the Company fails to raise its total capitalization to $15 million by March 2001, then the Company's Common Stock will be delisted from the NYSE. There can be no assurance that the Common Stock will remain listed on the NYSE or otherwise be the subject of an established public trading market. If the Company's Common Stock is delisted from the NYSE, the Company believes that the Common Stock would be eligible for trading on the OTC Bulletin Board. The range of high and low sales prices of the Common Stock during each quarter of the last two fiscal years are presented below:




                                                 High                  Low
                                              -----------          -----------

                    1999      First           $   4 3/8            $   2 3/4
                              Second              3 13/16              1 9/16
                              Third               1 13/16              1 1/4
                              Fourth              1 1/4                  9/32

                    1998      First           $  14                $  11
                              Second             12                    7 11/16
                              Third               8 1/4                5 1/16
                              Fourth              6                    3 1/2


HOLDERS

         As of December 10, 1999, the Company had approximately 2,300 shareholders based on the number of record holders of the Company's Common Stock and an estimate of the number of individual participants represented by security position listings.

DIVIDENDS

         During the first two quarters of fiscal 1999 and all of fiscal 1998, the Company declared and paid regular quarterly cash dividends of $ .01 per share of Common Stock. At its regularly scheduled meeting on May 11, 1999, the board of directors voted to discontinue the payment of dividends.

         The documents relating to the Company's new Credit Agreement prohibit dividends and certain other payments, including stock repurchases, by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         1999             1998           1997(A)          1996            1995
------------------------------------------------------------------------------------------------------------------------------------
                                                         (in thousands, except ratios, percentages and per share data)
SUMMARY OF OPERATIONS:
   Net sales                                         $ 311,460        $ 417,525       $ 250,193        $ 195,866       $ 199,413

   Income (loss) before income taxes and
     extraordinary loss                                (24,980) (b)      12,346          21,900           14,254          12,542 (c)
   Income tax (benefit) expense                         (7,958)           5,313           8,634            5,854           5,982
   Income (loss) before extraordinary loss             (17,022)           7,033          13,266            8,400           6,560
   Extraordinary loss                                   (1,203) (d)        --              (905)  (e)       --              --
   Net income (loss)                                   (18,225)           7,033          12,361            8,400           6,560

PER SHARE OF COMMON STOCK:
   Earnings Per Share (diluted)
      Income (loss) before extraordinary loss        $   (1.28)       $    0.53       $    1.01        $    0.61       $    0.46
      Extraordinary loss                                 (0.09)            --             (0.07)            --              --
      Net income (loss)                                  (1.37)            0.53            0.94             0.61            0.46

   Cash dividends                                         0.02             0.04            0.04             0.04            0.04
   Stock range:
      High                                                4.38            14.00           13.44             6.25            6.63
      Low                                                 0.28             3.50            5.38             3.88            4.25
   Book value                                             6.74             8.13            7.61             6.75            6.08
   Weighted average common
      shares outstanding (diluted)                      13,345           13,336          13,210           13,681          14,271

CAPITAL EXPENDITURES AND DEPRECIATION:
   Capital expenditures                              $  10,158        $  17,564       $  14,041        $  11,778       $  12,816
   Depreciation                                         15,821           15,721          11,742            9,573          10,001

STATISTICAL DATA:
   Income (loss) before extraordinary item to
     average shareholders' equity                       (17.17)%           6.72%          14.05%            9.76%           7.90%
   Inventory turnover (f)                                 6.09             5.81            5.69  (g)        5.20            5.96
   Accounts receivable turnover (h)                       5.59             5.79            5.75  (g)        5.63            5.53
   Interest coverage (i)                                  --               1.55            3.93             3.31            3.03
   Current ratio                                          3.49             3.01            2.69             4.37            3.79

SELECTED BALANCE SHEET DATA:
   Working capital                                   $  72,736        $  84,577       $  80,514        $  52,083       $  45,227
   Total assets                                        322,934          363,134         366,814          195,007         188,872
   Long-term obligations, excluding current
     portion                                           194,460          198,900         203,450           80,950       $  76,800
   Shareholders' equity                                 89,900          108,371         101,104           88,742          86,258


(a) Fifty-three weeks. Includes operations of Alamac effective August 27, 1997.
(b) Includes a pre-tax restructuring charge of $11.6 million
(c) Includes a pre-tax write-down of fixed assets of $2,153.
(d) Write-off of deferred financing costs related to refinancing of Credit Facility.
(e) Early extinguishment of debt negotiated with Alamac purchase.
(f) Cost of sales divided by average inventory.
(g) Excludes impact of Alamac.
(h) Net sales divided by average net accounts receivable.
(i) Net income before interest, taxes and extraordinary item divided by the sum of annual interest and amortization of debt costs.

ITEM 7 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

         This report contains certain forward-looking statements within the meaning of the federal securities laws, all of which are intended to be covered by the safe harbors created thereby. These statements include all statements regarding the Company's intent, belief and expectations (such as statements concerning the Company's future operating and financial strategies and results) and any other statements with respect to matters other than historical fact. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, risks associated with the Company's use of substantial financial leverage, restrictions imposed by the terms of the Company's credit facility, the Company's ability and success in achieving cost savings, the Company's ability to compete with other suppliers and to maintain acceptable gross margins, potential adverse developments with respect to the cost and availability of raw materials and labor, risks associated with governmental regulation and trade policies, potential adverse developments regarding product demand or mix, and the potential delisting of the Common Stock from the New York Stock Exchange. Moreover, although the Company believes that any assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate. Therefore, in light of these known and unknown risks and uncertainties, there can be no assurances that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company or any other person that the forward-looking statements included in this report will prove to be accurate. The Company undertakes no obligation to update any forward-looking statements contained in this report.

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the Saturday closest to September 30, which resulted in a fifty-three week fiscal year in 1997 and a fifty-two week fiscal year in 1998 and 1999. The Company's fiscal 1999 and 1998 results include the full year's operations of Alamac. The fiscal 1997 results include six weeks of operations of Alamac, which was acquired as of August 27, 1997.

         Beginning in fiscal 1998 and continuing throughout fiscal 1999, the domestic circular knit industry has experienced accelerating consolidation and a supply/demand imbalance that adversely affected the Company's results of operations. The Company experienced weakness in sales and margins in both fleece and jersey fabrics. Competition from imports increased as global sourcing patterns continued to shift between the Far East and the West. Unstable, often faltering economies in the Far East forced many textile and apparel manufacturers in the region to offer products to U.S. markets at reduced prices. These low prices were made even more attractive to U.S. retailers by significant and prolonged currency devaluations in several countries. The duration of these market conditions, evidenced by additional, if not an excessive, supply of low-priced imports is uncertain. Due to the continued softness in the knit market, management has undertaken initiatives to increase or stabilize revenues and reduce costs. Increased emphasis on research and development directed at better uses of developing technology in concert with market intelligence of retail customers is intended to intensify the Company's focus on developing additional value added and differentiated products and improving the speed to market of such products. The Company believes garment packaging, whereby the Company converts fabric into a finished garment, has provided new opportunities for fabric sales.

         During fiscal 2000 the Company will be consolidating all retirement plans into one successor plan. As a result of this change, all benefits accrued in the Company's pension plans will be frozen as of January 1, 2000. Ongoing expenses for retirement benefits are not expected to be materially impacted in fiscal 2000 as a result of this change. However, a one-time curtailment gain of approximately $1.5 to $2.0 million is anticipated to be recorded in the first fiscal quarter of 2000.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net Sales. Net sales for this year totaled $311.5 million, down 25% from $417.5 million for fiscal year 1998. The decrease was driven by lower volume of sales principally in fleece and active-wear fabrics. Sales in these categories were adversely impacted by low-priced imports.

         Gross Profit. Gross profit for this year totaled $40.5 million, down 45% from $73.6 million for fiscal 1998. Due to lower production levels, overhead costs per yard sharply increased, driving margins lower. However, margins were favorably impacted by a change in the accounting estimate for useful lives of certain property and equipment at the Company's Dyersburg, Tennessee facilities. The effect of the change was a decrease in depreciation expense in fiscal 1999 of approximately $1.4 million, which reduced the after-tax net loss by approximately $854,000, or $0.06 per share.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for 1999 were 10.8% compared to 9.0% for 1998. These expenses decreased from $37.5 million in 1998 to $33.6 million in 1999. The dollar decrease was primarily due to reductions in administrative costs due to lower sales volume and reductions in certain compensation expenses that are based on performance. The Company believes cost savings initiatives completed in the third and fourth quarters of fiscal 1999 should reduce selling, general and administrative expenses by over $3 million annually, which is expected to favorably impact the ratio of selling, general and administrative expenses as a percent of sales beginning in the first quarter of fiscal 2000.

         Restructuring Charges. During 1999, the Company announced the consolidation of certain manufacturing facilities. The consolidation was accomplished through a reduction of the weekend operations at the Company's Dyersburg, Tennessee facilities, closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facility. Restructuring charges of $11,578,000 were charged to operations during fiscal 1999 as a result of eliminating the Hamilton and Trenton operations. These restructuring charges represent a write-down to net realizable value of $7,079,000 for property, plant and equipment which are either held for sale or abandoned as a result of the consolidation. The Company is actively marketing such assets held for sale through the use of internal sources and outside agents. The timing of the disposal of these assets is not likely to occur within one year.

         The Company recorded in fiscal 1999 severance related expenses associated with terminated employees of $4,499,000. Over 500 hourly and salaried employees have been notified of their terminations. During fiscal 1999, approximately $3,645,000 was paid for severance and fringe benefits related to these fiscal 1999 restructuring charges, resulting in a balance of accrued restructuring charges of $854,000 at October 2, 1999. Substantially all of the remaining balance in these restructuring charges will be paid in the next twelve months. The Company believes cost savings associated with the closing of certain facilities and the resulting consolidation of manufacturing should exceed $9 million annually. The Company believes approximately $1 million of such amount will represent an annual reduction in depreciation expense.

         The Company also recorded a charge of $1.3 million for restructuring charges in the third quarter of fiscal 1998. These restructuring charges represented severance-related expenses associated with terminated employees. During fiscal 1998, $727,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $575,000 at fiscal year end. During the first, second, third and fourth quarters of fiscal 1999, approximately $77,000, $326,000, $47,000 and $93,000, respectively, was paid for severance and fringe benefits related to these fiscal 1998 restructuring charges; resulting in a balance in accrued restructuring charges of $498,000, $172,000, $125,000 and $32,000, respectively at each fiscal quarter end.
All of the employees identified by the restructuring plan have been terminated.

         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for 1999 was $20.3 million, compared to $22.5 million in 1998. In August 1999, the Company refinanced its bank credit facility with a new Credit Agreement. Terms of the new Credit Agreement are not anticipated to materially adversely impact interest cost in fiscal 2000.

         Federal and State Income Taxes. Due to a net loss before income taxes of $25.0 million, the Company recorded a federal and state tax benefit of $8.0 million for 1999. The effective tax rate of 31.9% was lower than the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization.

         Net Income (Loss). The loss for 1999, before an extraordinary item was $17.0 million, or ($1.28) per share on both a basic and diluted basis. Net income for fiscal 1998 was $7.0 million, or $0.53 per share for basic and diluted earnings per share. During the fourth quarter of 1999 the Company recorded an extraordinary charge, net of taxes, of $1,203,000, or $0.09 per share, related to the early extinguishment of debt in connection with the refinancing relating to the new bank Credit Agreement.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net Sales. Net sales for this year totaled $417.5 million, up 66.9% from $250.2 million for fiscal year 1997. The sales totals for 1998 includes $215.4 million from Alamac. 1997 totals included only six weeks of Alamac sales of $26.8 million. Without the inclusion of the Alamac sales, sales decreased by 9.5%, or $21.3 million in 1998. The decrease was driven by lower volume of sales principally in fleece fabrics and to a lesser degree in stretch and jersey fabrics. Sales in these categories were impacted by an increasing supply of low priced imports.

         Gross Profit. Gross profit for this year totaled $73.6 million, up 28.2% from $57.4 million for fiscal 1997. Included in gross profits was $24.2 million and $3.7 million, for fiscal 1998 and 1997, respectively, from Alamac. Exclusive of the impact from Alamac, which has historically experienced gross margins of 10 to 14% of sales, the Company's gross profit margins increased slightly to 24.5% in 1998 as compared to 24.1% in 1997.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for 1998 were 9.0% compared to 11.2% for 1997. These expenses increased to $37.5 million in 1998 from $28.0 million in 1997. Excluding Alamac, these expenses decreased significantly from $26.3 million in 1997 to $21.6 million in 1998. Lower incentive compensation, sales bonus and profit sharing expenses as a result of the Company's reduced profitability, combined with lower bad debt expenses, contributed to these reduced expenses.

         Restructuring Charges. The Company recorded a charge of $1.3 million for restructuring charges in the third quarter of fiscal 1998. These restructuring charges represented severance-related expenses associated with terminated employees. During fiscal 1998, $727,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $575,000 at fiscal year end. All of the employees identified by the restructuring plan have been terminated.

         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for 1998 was $22.5 million, compared to $7.5 million in 1997. In August 1997, in conjunction with the acquisition of Alamac, the Company issued $125 million in senior subordinated notes due 2007 and entered into a new bank Credit Agreement. With the issuance of the new notes and Credit Agreement, the interest and amortization of debt costs increased during 1998 as expected.

         Federal and State Income Taxes. Federal and state income taxes of $5.3 million for fiscal year 1998 and $8.6 million for the comparable period in 1997 were higher than the federal statutory rate due to state income taxes and the non-deductibility of certain goodwill amortization.

         Net Income. Net income for 1998 was $7.0 million, or $0.53 per share on both a basic and diluted basis. Income for fiscal 1997, before an extraordinary charge, totaled $13.3 million, or $1.01 per share on a basic and diluted basis. During the fourth quarter of 1997, the Company recorded an extraordinary charge of $905,000, or $0.07 per share, related to the early extinguishment of debt in connection with the acquisition of Alamac.

LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into a loan security agreement effective August 19, 1999, with Congress Financial Corporation (Southern) and BankBoston, N.A. for a revolving credit, term loan and letter of credit facility in an aggregate principal amount of up to $110,000,000 (the "Credit Agreement"), to replace the Company's previous credit facility and to support the Company's working capital and general corporate needs. The Company's primary capital requirements are for working capital, debt service and capital expenditures. Management believes that cash generated from operations, together with borrowings available under the Credit Agreement, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

         Net cash provided by operating activities for fiscal 1999, 1998 and 1997 was $20.5 million, $25.6 million and $19.9 million, respectively. These cash flows have been supplemented primarily by borrowings under the Company's credit facilities. The average balances outstanding and the average interest rates paid for 1999, 1998 and 1997 were approximately $67.1 million, $94.5 million, and $46.3 million, respectively, and 8.7%, 8.4%, and 7.5%, respectively. Availability under the Revolver is limited at all times, through maturity to a receivables and inventory borrowing base. Based on the borrowing base computation within the Credit Agreement, the amount of additional borrowing available at October 2, 1999 was $5.8 million. Further reference is made to Note 6 to the consolidated financial statements.

         Working capital at October 2, 1999, was $72.7 million versus $84.6 million at October 3, 1998. The Company's current ratio was 3.5:1 and its debt-to-capital ratio was 68.8% at October 2, 1999, compared to 3.0:1 and 65.6% respectively, at October 3, 1998.

         Net accounts receivable were $50.5 million as of October 2, 1999, compared to $71.3 million at October 3, 1998, due to lower sales volume. Inventories decreased from $45.1 million at October 3, 1998, to $36.7 million as of October 2, 1999, due to reduced production related to the lower level of sales activity in the current period.

         Capital expenditures during 1999, 1998 and 1997 were $10.2 million, $17.6 million and $14.0 million, respectively. Cash outlays for capital spending are anticipated to approximate $8 to $9 million in 2000.

SEASONALITY

          The following table sets forth the net sales and percentage of net sales for the Company by fiscal quarter for the last three fiscal years.

                            1999                     1998                   1997(1)
----------------- ------------------------ ------------------------- --------------------
                                              (in thousands)
First Quarter       $  75,391      24.2%    $  91,931      22.0%    $  38,793      17.4%
Second Quarter         80,138      25.7%      109,958      26.3%       51,038      22.8%
Third Quarter          83,053      26.7%      113,533      27.2%       68,383      30.6%
Fourth Quarter         72,878      23.4%      102,103      24.5%       65,135      29.2%
----------------- ------------ ---------- ------------ ---------- ------------ ----------
                    $ 311,460     100.0%    $ 417,525     100.0%    $ 223,349     100.0%
----------------- ------------ ---------- ------------ ---------- ------------ ----------

(1) Excludes Alamac sales of $26.8 million in the fourth fiscal quarter of 1997.


         Due to this seasonal pattern of the Company's sales, typically inventories are lowest at the end of the fiscal year and gradually increase over the following six months in anticipation of the peak selling period. Receivables tend to decline during the first fiscal quarter and are at their lowest point during December through February. The net result is increased working capital requirements from February through late in the third quarter.

INFLATION

         Similar to other textile and apparel manufacturers, the Company is dependent on the prices and supplies of certain principal raw materials including cotton, acrylic and polyester fibers. During 1999, 1998 and 1997 prices for both cotton and polyester declined. The long-term impact of subsequent raw material price fluctuations on the Company's performance is, however, uncertain. The Company intends to support margins through continued efforts to improve its product mix and improve product pricing as market conditions permit.

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

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company believes its business application programs are currently compliant. The Company continues to follow up with critical suppliers and customers concerning their plans and progress in addressing the Year 2000 problem. The Company has not received assurances from all of the significant third parties with whom it does business or upon whom it relies and there can be no assurances that such parties have addressed adequately their year 2000 issues or how any failure to do so will not adversely affect the Company. The costs of the Year 2000 Project have not been and are not expected to be material to the Company's results of operations or financial position and are being expensed as incurred. These costs represent the labor costs of time allocated from existing internal staff. The costs of the project are based on management's best estimates. Specific factors that might cause material differences to these cost estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company believes its reasonably likely worst case scenario would be a loss of power. If any interruption of power were to persist it could have a material adverse effect on the Company's results of operations and its liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rates

         At October 2, 1999, the fair value of the Company's total debt was estimated at $87.1 million using yields obtained through independent pricing sources for the same or similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Such fair value is less than the carrying value of debt at October 2, 1999. Market risk is estimated as the potential change in fair value resulting from a hypothetical change in interest rates. Using a yield to maturity analysis and assuming an increase in interest rates of 10% from October 2, 1999, the potential decrease in fair value of total debt would be $1.1 million.

         The Company had $72.9 million of variable rate debt outstanding at October 2, 1999. At this borrowing level, a hypothetical 10% adverse change in interest rates, considering the effect of the interest rate hedge agreements, would have approximately a $450,000 unfavorable impact on the Company's net income and cash flows.

Commodities

         The availability and price of cotton, which represents approximately 65% of raw material fibers the Company uses are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government farm programs and policies, and changes in global production. To reduce price risk caused by market fluctuations the Company from time to time will enter into long-term purchase contracts. At October 2, 1999, the Company had commitments to purchase approximately $19 million of cotton through July 2000 representing approximately 100% of estimated fiscal 2000 requirements. The hypothetical incremental loss in earnings for the cotton commodity positions at October 2, 1999 is estimated to be approximately $1.9 million, assuming a decrease of 10% in cotton prices.

         The above risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected due to actual developments in the market.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements set forth below are included beginning on page 22.

                                                                                                                Page
Report of Independent Auditors.............................................................................       19

Consolidated Balance Sheets as of October 2, 1999 and October 3, 1998......................................       20

Consolidated Statements of Operations for the years ended October 2, 1999, October 3, 1998 and
              October 4, 1997..............................................................................       21

Consolidated Statements of Shareholders' Equity for the years ended October 2, 1999, October 3, 1998
              and October 4, 1997..........................................................................       22

Consolidated Statements of Cash Flows for the years ended October 2, 1999, October 3, 1998 and
              October 4, 1997..............................................................................       23

Notes to Consolidated Financial Statements.................................................................       24

Schedules:

   Schedule II - Valuation and Qualifying Accounts.........................................................       39

   All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Dyersburg Corporation

         We have audited the accompanying consolidated balance sheets of Dyersburg Corporation as of October 2, 1999 and October 3, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 2, 1999. Our audits also included the financial statement schedule listed in the index for Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyersburg Corporation at October 2, 1999 and October 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP
Charlotte, North Carolina
October 29, 1999

                              Dyersburg Corporation
                           Consolidated Balance Sheets


                                                                     OCTOBER 2,        October 3,
                                                                        1999             1998
                                                                      --------         --------
                                                                  (in thousands, except share data)
ASSETS
Current assets:
    Cash ....................................................         $    158         $    265
    Accounts receivable, net of allowance for doubtful
       accounts of $2,826 in 1999 and $2,899 in 1998 ........           50,509           71,359
    Inventories .............................................           36,735           45,147
    Income taxes receivable .................................            8,253            2,545
    Deferred income taxes ...................................            3,850            5,386
    Prepaid expenses and other ..............................            2,455            1,914
                                                                      --------         --------
Total current assets ........................................          101,960          126,616

Property, plant and equipment, net ..........................          120,688          136,613
Goodwill, net ...............................................           90,954           93,752
Deferred debt costs, net ....................................            5,018            5,935
Assets held for sale and other ..............................            4,314              218
                                                                      --------         --------
                                                                      $322,934         $363,134
                                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable ..................................         $ 14,697         $ 19,833
    Accrued expenses and other ..............................           11,127           14,706
    Current portion of long-term obligations ................            3,400            7,500
                                                                      --------         --------
Total current liabilities ...................................           29,224           42,039

Long-term obligations .......................................          194,460          198,900
Deferred income taxes .......................................            7,779           10,242
Other liabilities ...........................................            1,571            3,582
Commitments and contingencies

Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued
    Series A Preferred stock, authorized 200,000 shares; none
      issued
    Common stock, $.01 par value,
       Authorized 40,000,000 shares;
       Issued and outstanding shares--
       13,341,066 in 1999 and 13,337,066 in 1998 ............              133              133
    Additional paid-in capital ..............................           42,773           42,752
    Retained earnings .......................................           46,994           65,486
                                                                      --------         --------
Total shareholders' equity ..................................           89,900          108,371
                                                                      --------         --------
                                                                      $322,934         $363,134
                                                                      ========         ========

See accompanying notes.

                              Dyersburg Corporation
                      Consolidated Statements of Operations


                                                                        YEAR ENDED
                                                      --------------------------------------------
                                                      OCTOBER 2,        October 3,      October 4,
                                                         1999              1998            1997
                                                      --------------------------------------------
                                                         (in thousands, except per share data)

Net sales ....................................        $ 311,460         $ 417,525        $ 250,193

Cost of sales ................................          270,959           343,901          192,802
Selling, general and administrative expenses .           33,608            37,488           28,008
Restructuring charges ........................           11,578             1,300             --
Interest and amortization of debt costs ......           20,295            22,490            7,483
                                                      ---------         ---------        ---------
                                                        336,440           405,179          228,293
                                                      ---------         ---------        ---------
Income (loss) before income taxes and
   extraordinary loss ........................          (24,980)           12,346           21,900
Federal and state income taxes ...............           (7,958)            5,313            8,634
                                                      ---------         ---------        ---------
Income (loss) before extraordinary loss ......          (17,022)            7,033           13,266
Extraordinary loss, net of tax benefit .......           (1,203)             --               (905)
                                                      ---------         ---------        ---------
Net income (loss) ............................        $ (18,225)        $   7,033        $  12,361
                                                      =========         =========        =========

Weighted average shares
  outstanding:
     Basic ...................................           13,345            13,326           13,155
     Diluted .................................           13,345            13,336           13,210
                                                      =========         =========        =========

Basic earnings per share:
   Income (loss) before extraordinary loss ...        $   (1.28)        $    0.53        $    1.01
   Extraordinary loss ........................            (0.09)             --              (0.07)
                                                      ---------         ---------        ---------
   Net Income (loss) .........................        $   (1.37)        $    0.53        $    0.94
                                                      =========         =========        =========

Diluted earnings per share:
   Income (loss) before extraordinary loss ...        $   (1.28)        $    0.53        $    1.01
   Extraordinary loss ........................            (0.09)             --              (0.07)
                                                      ---------         ---------        ---------
   Net (loss) income .........................        $   (1.37)        $    0.53        $    0.94
                                                      =========         =========        =========


See accompanying notes.

                              Dyersburg Corporation
                 Consolidated Statements of Shareholders' Equity


                                                                 ADDITIONAL
                                                 COMMON            PAID-IN          RETAINED
                                                  STOCK            CAPITAL          EARNINGS           TOTAL
                                                ---------         ---------        ---------         ---------
                                                               (in thousands, except share data)

Balance at September 28, 1996 ..........        $     132         $  41,460        $  47,150         $  88,742
    Net income .........................             --                --             12,361            12,361
    Cash dividends paid ($.04 per share)             --                --               (525)             (525)
    Acquisition and retirement of 27,000
    shares of common stock .............                               (160)            --                (160)
    Exercise of 152,525 stock options ..                1               685             --                 686
                                                ---------         ---------        ---------         ---------
Balance at October 4, 1997 .............              133            41,985           58,986           101,104
    Net income .........................             --                --              7,033             7,033
    Cash dividends paid ($.04 per share)             --                --               (533)             (533)
    Stock issued of 1,383 shares and
       exercise of 55,651 stock options,
       including tax benefit ...........             --                 767             --                 767
                                                ---------         ---------        ---------         ---------
Balance at October 3, 1998 .............              133            42,752           65,486           108,371
    Net (loss) .........................             --                --            (18,225)          (18,225)
    Cash dividends paid ($.02 per share)             --                --               (267)             (267)
    Stock issued of 4,000 shares .......             --                  21             --                  21
                                                ---------         ---------        ---------         ---------
Balance at October 2, 1999 .............        $     133         $  42,773        $  46,994         $  89,900
                                                =========         =========        =========         =========


See accompanying notes .

                             Dyersburg Corporation
                     Consolidated Statements of Cash Flows


                                                                           YEAR ENDED
                                                         ----------------------------------------------
                                                         OCTOBER 2,        October 3,        October 4,
                                                            1999              1998              1997
                                                         ---------         ---------         ---------
                                                                        (in thousands)
OPERATING ACTIVITIES
Net income (loss) ...............................        $ (18,225)        $   7,033         $  12,361
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Writedown of fixed assets ....................            7,079              --                --
   Extraordinary loss, net of tax benefit .......            1,203              --                 905
   Depreciation .................................           15,821            15,721            11,742
   Amortization .................................            3,824             3,971             2,136
   Deferred income taxes and other ..............           (2,334)            1,845               847
   Changes in operating assets and liabilities:
       Accounts receivable ......................           20,850            (3,069)          (25,821)
       Inventories ..............................            8,412             7,075             4,487
       Trade accounts payable and other current
         liabilities ............................           (8,716)           (8,108)           13,287
       Income taxes receivable, net of
         extraordinary loss tax effect ..........           (5,060)             (576)            1,128
       Other ....................................           (2,350)            1,700            (1,158)
                                                         ---------         ---------         ---------
Net cash provided by operating activities .......           20,504            25,592            19,914

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......          (10,158)          (17,564)          (14,041)
Purchase of Alamac Sub Holdings, Inc. ...........             --              (4,272)         (127,679)
Other ...........................................              518                88              --
                                                         ---------         ---------         ---------
Net cash used in investing activities ...........           (9,640)          (21,748)         (141,720)

FINANCING ACTIVITIES
Net (payments) borrowings on long-term
    obligations .................................           (8,540)           (4,550)          128,662
Deferred financing costs ........................           (1,959)             --              (6,697)
Dividends paid ..................................             (267)             (533)             (525)
Exercise of stock options, net of tax benefit ...             --                 767               686
Acquisition of common stock .....................             --                --                (160)
Other ...........................................             (205)             (211)             (195)
                                                         ---------         ---------         ---------
Net cash (used in) provided by financing
    activities ..................................          (10,971)           (4,527)          121,771
                                                         ---------         ---------         ---------
Net decrease in cash ............................             (107)             (683)              (35)
Cash at beginning of year .......................              265               948               983
                                                         ---------         ---------         ---------
Cash at end of year .............................        $     158         $     265         $     948
                                                         =========         =========         =========

See accompanying notes.

Notes To Consolidated Financial Statements
Dyersburg Corporation 1999 Annual Report


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

OPERATIONS

         The Company is a textile manufacturer of knit fabrics with customers concentrated in the domestic apparel industry. The Company does not require collateral for accounts receivable. One customer, Garan Incorporated, accounted for more than 10% (approximately $46.4 million) of the Company's net sales for the year ended October 3, 1998. No customer accounted for 10% or more of sales in fiscal 1999 or 1997.

CASH AND CASH EQUIVALENTS

         The Company considers cash equivalents to be temporary cash investments with a maturity of three months or less when purchased.

INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets: buildings - 25 to 40 years; machinery and equipment - 5 to 15 years. During the first quarter of fiscal 1999, the Company changed its estimates for the useful lives of certain property, plant and equipment at its Dyersburg, Tennessee facilities. This change was implemented to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was a decrease in depreciation expense for each quarter of fiscal 1999 of approximately $350,000. This change decreased depreciation expense for the full fiscal year by approximately $1.4 million. For the year ended October 2, 1999, the effect of the change was to reduce the after tax net loss by approximately $854,000, or $0.06 per share.

INTANGIBLE ASSETS

         Goodwill, which consists of costs in excess of net assets acquired, is amortized by the straight-line method over forty years. Deferred debt costs are amortized by the interest method over the life of the related debt. Goodwill is net of accumulated amortization of $22,329,000 and $20,034,000 and deferred debt costs and other is net of accumulated amortization of $1,035,000 and $1,226,000 at October 2, 1999 and October 3, 1998, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying amount of the asset. Long-lived assets to be disposed of are carried at the lower of cost or fair value less cost to sell when the Company is committed to a plan of disposal and the asset is no longer in use. The estimated useful lives of long-lived assets, including goodwill, are evaluated continually to determine whether later events and circumstances warrant revised estimates.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective October 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company cannot predict what the effect of adoption of Statement No. 133 will be on the earnings and financial position of the Company.

REVENUE RECOGNITION

         Revenue is recognized when products are shipped and all terms of the sale are final.

RECLASSIFICATIONS

         Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

2. BUSINESS COMBINATION

         In August 1997, the Company acquired all the outstanding common stock of Alamac Sub Holdings, Inc. ("Alamac"), a wholly-owned subsidiary of West Point Stevens, Inc. and a manufacturer of knit fabrics sold primarily to domestic apparel producers. The acquisition was accounted for using the purchase method of accounting. The purchase price was $131,973,000. Under its previous financing arrangements, Alamac sold its accounts receivable and, as a result, the Company did not acquire Alamac's accounts receivable. Accordingly, the Company financed approximately $40,000,000 of additional working capital following the closing of the acquisition. The Company used the net proceeds from the Senior Subordinated Notes (see Note 6), together with borrowings under its credit facility, to finance the purchase price and working capital needs, repay amounts outstanding under the Company's existing credit facility and certain other indebtedness, and pay related fees and expenses. During 1998, the Company finalized estimation of the fair market value of certain Alamac fixed assets resulting in a reduction of $17.5 million in property, plant and equipment, a reduction in pension liabilities of $3.1 million and additional cash paid to the seller of $4.1 million. The total purchase price has been allocated as follows to the assets acquired and liabilities assumed (in thousands):


          Working capital                        $  22,699
          Property, plant and equipment             66,589
          Goodwill                                  38,497
          Other assets                               6,140
          Pension obligation                        (1,952)
                                                 ---------
                                                 $ 131,973
                                                 =========

         During 1998, the Company increased the amount of goodwill by $18.5 million, due to an adjustment in the fair value of property, plant and equipment of $17.5 million and a working capital adjustment of $1 million. The preliminary allocation of purchase price was based on the preacquisition book value of land and buildings and a historical appraisal of equipment. The final purchase price allocation, completed in the third quarter of 1998, was based primarily on third party appraisals of fair market value.

         The operating results of Alamac are included in the Company's consolidated statements of income from August 27, 1997, the acquisition date. The following unaudited pro forma results of operations assume the Alamac acquisition and related financing transactions occurred at the beginning of the period presented. The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning, of the years presented or to project the Company's results of operations in any future period. The following pro forma results for the year ended October 4, 1997 of operations are unaudited:

                                                      (in thousands, except per
                                                              share data)
                 Net sales                                      $ 468,556
                 Income before extraordinary loss                  14,182
                 Net income                                        13,277
                 Earnings per share:
                    Income before extraordinary loss            $    1.07
                    Net income                                       1.00

3. INVENTORIES

         Inventories consist of the following:

                                   OCTOBER 2,    October 3,
                                     1999           1998
                                   -----------------------
                                        (in thousands)

         Raw materials             $11,611        $15,071
         Work in process            12,436         15,218
         Finished goods             10,919         12,039
         Supplies and other          1,769          2,819
                                   -------        -------
                                   $36,735        $45,147
                                   =======        =======


4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                   OCTOBER 2,     October 3,
                                                     1999             1998
                                                   ------------------------
                                                        (in thousands)

            Land                                   $  2,054        $  2,279
            Buildings                                55,623          63,165
            Machinery and equipment                 150,665         151,005
                                                   --------        --------
                                                    208,342         216,449
            Less:  accumulated depreciation          87,654          79,836
                                                   --------        --------
                                                   $120,688        $136,613
                                                   ========        ========


5. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                    OCTOBER 2,    October 3,
                                                      1999           1998
                                                    ----------------------
                                                          (in thousands)

          Accrued interest Subordinated Debt        $ 1,172        $ 1,172
          Accrued bonuses and commissions               238            746
          Accrued profit sharing                        213          2,426
          Workers' compensation                       1,250          2,459
          Other                                       8,254          7,903
                                                    -------        -------
                                                    $11,127        $14,706
                                                    =======        =======

6. LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                           OCTOBER 2,     October 3,
                                             1999            1998
                                           ------------------------
                                                (in thousands)

     Senior subordinated notes             $125,000        $125,000
     Credit Agreement                        64,960          73,500
     Industrial revenue bonds                 7,900           7,900
                                           --------        --------
                                            197,860         206,400
     Less current portion                     3,400           7,500
                                           --------        --------
        Total long-term obligations        $194,460        $198,900
                                           ========        ========


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

         The Company is a holding company with no assets other than its investment in its subsidiaries. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Subordinated Notes due September 1, 2007 on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. As of October 2, 1999, there is no restriction on the payment of dividends from subsidiaries to the parent company under the terms of the Subordinated Notes. The Company has not presented separate financial statements and other disclosures concerning each guarantor subsidiary because management has determined that such information is not material to investors.

         Effective August 19, 1999, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a three-year $84,000,000 revolving line of credit (the "Revolver") and a three-year $26,000,000 term loan ("the Term Loan"). Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin currently equal to 2.75% for the Revolver and 3.25% for the Term Loan, or at the Company's option, bear interest at the lender's base rate (the base rate was 8.25% at October 2, 1999) plus a margin currently equal to 1.0%, for the Revolver and 1.5% for the Term Loan. The availability under the Revolver is limited at all times, through maturity, to a receivables and inventory borrowing base. The amount available for borrowing at October 2, 1999 was $5.8 million. Up to $16,000,000 of the amount available under the Revolver may be used for the issuance of letters of credit. The Term Loan provides for scheduled monthly amortization of $425,000 beginning February 1, 2000. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. The Company is required to maintain compliance with certain financial covenants under the Credit Agreement, including covenants relating to minimum net worth, minimum cash flow and interest ratio coverage and minimum excess availability. The credit facility also prohibits the payment of dividends and the repurchase of the Company's stock. The extinguishment of debt related to the refinancing of the bank credit facility resulted in an extraordinary loss due to a write-off of deferred financing costs, net of taxes of $1,203,000, or $0.09 per share.

         The Industrial Revenue Bonds bear interest at adjustable rates (3.90% at October 2, 1999 and 4.15% at October 3, 1998) and mature November 1, 2002. The bonds are secured by a letter of credit issued under the Revolver.

         The 6.78% Senior Notes that were due 2002 were retired concurrent with the Subordinated Notes offering which resulted in an extraordinary loss net of taxes of $905,000, or $.07 per share.

         The schedule of debt maturities presented below assumes borrowings under the Revolver are outstanding until maturity (in thousands):

           YEAR                                   AMOUNT
           ----                                  --------
           2000                                  $  3,400
           2001                                     5,100
           2002                                    56,460
           2003                                     7,900
           Thereafter                             125,000
                                                 --------
           Total                                 $197,860
                                                 ========



         Total interest paid was $19,196,000 in 1999, $22,794,000 in 1998, and
$6,185,000 in 1997.

         The Company has letters of credit outstanding of $9,453,000 at October 2, 1999. During the third and fourth quarter of fiscal 1999, the Company terminated all of its outstanding interest rate hedge agreements. The cost to unwind these agreements was insignificant. There were no swap arrangements or interest rate collars in effect at October 2, 1999. The fair value of the swap arrangements and collar at October 3, 1998 was a loss of $2,075,000 and was not recognized in the financial statements. Presently, the Company has $125 million of its debt at a fixed rate, with the remaining balance of the Term Loan and Revolver bearing interest at a floating rate of interest.

         The fair value of long-term obligations is estimated using yields obtained through independent pricing sources for the same or similar types of borrowing arrangements. The fair value of long-term obligations, at October 2, 1999 was estimated at $87.1 million, or approximately $110.7 million less than the book value at that date. The fair value of long-term obligations, excluding interest rate swaps and collars, at October 3, 1998 was estimated at $171.5 million, or approximately $34.9 million less than the carrying value at that date. For all other financial instruments, the carrying amounts approximate fair value due to their short maturities.

7. SHAREHOLDERS' EQUITY

         In June 1999 the Board of Directors adopted a Shareholder Rights Plan. Under the plan, shareholders of common stock received as a dividend one preferred stock purchase right for each share of common stock held (the "Right" or "Rights"). Each Right, when exercisable, will entitle the registered holder to purchase one one-hundredth of a share of new Series A Junior Preferred Stock at an exercise price of $12 per Right, subject to certain adjustments. The Rights are not represented by separate certificates and are only exercisable upon a person's or group's acquisition of, or commencement of a tender or exchange offer for, 15% or more of the Company's Common Stock ("Acquiring Party"). The Rights are also exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. Upon becoming exercisable, each Right will allow the holder (other than the Acquiring Party) to buy either securities of the Company or securities of the Acquiring Party having a value twice the exercise price of the Rights. The Rights expire on June 3, 2009 and are redeemable by the Board of Directors at $.001 per Right. The Rights are exchangeable by the Board of Directors at an exchange ratio of one share of Common Stock per Right at any time after the Rights become exercisable.

         On October 4, 1995, the Company approved a plan to repurchase up to 2,000,000 shares of Dyersburg Corporation common stock. Purchases were made at the discretion of the Company as warranted based on market pricing. During the year ended October 4, 1997, a total of 27,000 shares were purchased under the repurchase plan at an aggregate cost of approximately $160,000. The Company's Credit Agreement prohibits stock repurchases; accordingly, the Company does not presently anticipate further purchases under the plan.

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

                                   NUMBER OF    WEIGHTED AVERAGE
                                    OPTIONS      EXERCISE PRICE
                             -------------------------------------
                             (in thousands, except exercise price)

Balance at September 28, 1996         399         $ 4.70
    Options granted                    47           7.57
    Options exercised                (153)          4.50
    Options canceled                  (26)          4.50
                                   ------
Balance at October 4, 1997            267           5.34
                                   ------
    Options granted                   195          10.67
    Options exercised                 (55)          4.73
    Options canceled                   (4)          9.20
                                   ------
Balance at October 3, 1998            403           7.97
                                   ------
    Options granted                   346           3.47
    Options canceled                  (72)          5.82
                                   ------
Balance at October 2, 1999            677           5.90
                                   ======

     The weighted average grant date fair value of options was $2.40, $5.58 and $3.40 for 1999, 1998 and 1997, respectively. Options outstanding at October 2, 1999 are summarized in the table below:

                                        OUTSTANDING                               EXERCISABLE
                        ---------------------------------------------    ------------------------------
                                       WEIGHTED         AVERAGE                            WEIGHTED
                                        AVERAGE        REMAINING                           AVERAGE
                                       EXERCISE       CONTRACTUAL                          EXERCISE
EXERCISE PRICE            OPTIONS        PRICE        LIFE(YEARS)           OPTIONS         PRICE
-------------------------------------------------------------------------------------------------------
                                  (in thousands, except exercise price and contractual life)

$2.75 - 6.00                 484         $ 3.94              7.12              209           $ 4.29
$6.01 - 11.25                193          10.80              5.83               87            10.42
                             ---                                               ---
Total                        677                                               296
                             ===                                               ===

         There were 296,000 and 228,000 options exercisable and 505,000 and 779,000 shares reserved for future grants at October 2, 1999 and October 3, 1998, respectively.

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

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.32%; volatility of the expected market price of the common stock of 0.476; expected life of the options of 9.0 years; and an expected dividend yield of 0.5%. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made from time to time, pro forma amounts for 1999 may not be representative of future years' amounts.

         For purpose of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                    OCTOBER 2,      October 3,     October 4,
                                                       1999            1998           1997
                                                    -----------------------------------------
                                                     (in thousands, except per share data)

      Net income (loss):
         As reported                                $(18,225)        $ 7,033        $12,361
         Pro forma                                   (18,444)          6,861         12,245
      Net income (loss) per share - diluted:
         As reported                                $  (1.37)        $  0.53        $  0.94
         Pro forma                                     (1.38)           0.51           0.93

  The table below sets forth the computations of basic and diluted earnings per share:

                                                                            Year Ended
                                                          -----------------------------------------------
                                                          OCTOBER 2,         October 3,       October 4,
                                                             1999               1998              1997
                                                          ----------         ---------        ----------
                                                               (in thousands, except per share data)
Numerator for basic and diluted earnings per
share:
   Income (loss) before extraordinary loss .......        $  (17,022)        $    7,033        $   13,266
   Extraordinary loss ............................            (1,203)              --                (905)
                                                          ----------         ----------        ----------
Net income (loss) ................................           (18,225)        $    7,033         $  12,361
                                                          ==========         ==========        ==========

Denominator:
   Denominator for basic earnings per share--
      weighted average shares outstanding ........            13,345             13,326            13,155


   Effect of dilutive securities:
      Employee stock options .....................              --                   10                55
                                                          ----------         ----------        ----------

Denominator for diluted earnings per share--
      adjusted weighted average shares outstanding            13,345             13,336            13,210
                                                          ==========         ==========        ==========

Basic earnings per share:
   Income (loss) before extraordinary loss .......        $    (1.28)        $      .53        $     1.01
   Extraordinary loss ............................             (0.09)              --                (.07)
                                                          ----------         ----------        ----------
   Net income (loss) .............................        $    (1.37)        $      .53        $      .94
                                                          ==========         ==========        ==========

Diluted earnings per share:
   Income (loss) before extraordinary loss .......        $    (1.28)        $      .53        $     1.01
   Extraordinary loss ............................             (0.09)              --                (.07)
                                                          ----------         ----------        ----------
   Net income (loss) .............................        $    (1.37)        $      .53        $      .94
                                                          ==========         ==========        ==========

8. INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       OCTOBER 2,    October 3,
                                                          1999         1998
                                                       ----------------------
                                                           (in thousands)

     Deferred tax liabilities:
       Depreciation                                    $ 8,997        $ 8,582
       Other                                             2,635          2,415
                                                       -------        -------
     Total deferred tax liabilities                     11,632         10,997
     Deferred tax assets:
       Non-deductible reserves                           3,272          4,184
       Net operating loss and credit carryforwards       3,204           --
       Deferred compensation                               550          1,439
       Other                                               677            518
                                                       -------        -------
       Total deferred tax assets                         7,703          6,141
                                                       -------        -------
     Net deferred tax liabilities                      $ 3,929        $ 4,856
                                                       =======        =======

         Significant components of the provision (benefit) for income taxes are as follows:

                                                  YEAR ENDED
                                    --------------------------------------
                                    OCTOBER 2,    October 3,    October 4,
                                       1999          1998          1997
                                    --------------------------------------
                                                (in thousands)

     Current:
       Federal                        $(7,031)      $ 2,199      $ 9,014
       State                             --             258          249
     Deferred, primarily federal         (927)        2,856         (629)
                                      -------       -------      -------
                                      $(7,958)      $ 5,313      $ 8,634
                                      =======       =======      =======

         The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 35% to income
(loss) before income taxes due to the following:

                                                                YEAR ENDED
                                                  ----------------------------------------
                                                  OCTOBER 2,     October 3,     October 4,
                                                     1999           1998          1997
                                                  ----------------------------------------
                                                               (in thousands)

   Computed federal tax expense (benefit) at
       statutory rate                                $(8,743)      $ 4,321      $ 7,665
   State taxes, net of federal income tax
     benefit                                            (264)          167          162
   Effect of nondeductibility of amortization
     of goodwill                                         715           751          655
   Other                                                 334            74          152
                                                     -------       -------      -------
                                                     $(7,958)      $ 5,313      $ 8,634
                                                     =======       =======      =======

         At October 2, 1999, the Company had available federal net operating loss carryforwards of $822,000 which may be used to offset future taxable income. These carryforwards expire in fiscal 2019. In addition, the Company had available a tax credit carryforward of $2,625,000 which may be used to reduce future federal regular income taxes over an indefinite period.

         Income tax payments were $645,300, $6,622,000, and $7,154,000 for fiscal years 1999, 1998, and 1997, respectively. A tax benefit was realized for the exercise of stock options in the amount of $504,000, and such amount was recognized as additional paid in capital for the year ended October 3, 1998. The extraordinary items for the fiscal years 1999 and 1997 are shown net of tax benefits of $647,000 and $590,000, respectively.

9. EMPLOYEE BENEFIT PLANS

         The Company has two separate defined contribution plans that, collectively, cover substantially all employees, excluding Alamac employees. Contributions to one plan equal 7.5% of adjusted income, as defined, plus additional amounts which the Board of Directors may authorize. Contributions to the other plan are at the discretion of the Board of Directors. The contribution for either plan shall not exceed the maximum amount deductible for federal income tax purposes. Profit-sharing expense was $213,000, $2,544,000 and $2,599,000 for fiscal years 1999, 1998, and 1997, respectively.

         The Company provided defined benefit pension plans (the "Pension Plans") to substantially all full-time active employees of Alamac whose employment transferred to the Company upon acquisition. The terms of the plans were substantially identical, with respect to the classes of employees covered under the plan and eligibility, to the terms provided by the seller prior to the purchase of Alamac. Benefits under the existing plans were based on years of service and compensation and become vested after five years of service. Substantially all benefits were vested at the valuation date. The Company funds the plans in accordance with the Employee Retirement Income Security Act of 1974.

         The following summarizes information including the plans' funded status:


                                                                      YEAR ENDED
                                                             ----------------------------
                                                             OCTOBER 2,        October 3,
                                                                1999             1998
                                                              --------         --------
        CHANGE IN PENSION OBLIGATION                                 (in thousands)

        Pension obligation at beginning of year               $ 18,693         $ 14,711
        Service cost                                             1,175              759
        Interest cost                                            1,428              868
        Actuarial (gain) loss                                   (3,494)           3,089
        Benefits paid                                             (667)            (734)
        Effect of curtailment                                     (107)            --
                                                              --------         --------
        Pension obligation at end of year                     $ 17,028         $ 18,693
                                                              ========         ========


        CHANGE IN PLAN ASSETS

        Fair value of plan assets at beginning of year        $ 13,792         $ 12,759
        Actual return on plan assets                               638            1,392
        Company contributions                                    2,048              375
        Benefits paid                                             (667)            (734)
                                                              --------         --------
        Fair value of plan assets at end of year              $ 15,811         $ 13,792
                                                              ========         --------

        Underfunded status of the plan                        $ (1,217)        $ (4,901)
        Unrecognized net actuarial (gain) loss                    (227)           2,628
                                                              --------         --------
        Accrued pension cost at end of year                   $ (1,444)        $ (2,273)
                                                              ========         ========

                                                                     YEAR ENDED
                                                             -------------------------
                                                             OCTOBER 2,     October 3,
                                                                1999           1998
                                                             ----------     ----------
        WEIGHTED-AVERAGE ASSUMPTIONS

        Discount rate                                           7.75%            7.25%
        Expected return on plan assets                          9.50%            9.75%
        Rate of compensation increase (salaried only)           4.00%            3.50%


        COMPONENTS OF NET PERIODIC PENSION COST

        Service cost                                         $ 1,175          $   759
        Interest cost                                          1,428              868
        Actual return on plan assets                          (1,374)          (1,392)
        Net amortization and deferral                            112              461
                                                             -------          -------
        Net pension cost                                       1,341              696
                                                             -------          -------
        Curtailment gain                                        (122)            --
                                                             -------          -------
                                                             $ 1,219          $   696
                                                             =======          =======


         Plan assets are invested primarily in United States Government, corporate debt securities and equity securities. The salaried plan and hourly plan projected benefit obligation was $10,886,000 and $6,142,000, respectively, at October 2, 1999. The plan assets of the salaried and hourly plans were $9,925,000 and $5,886,000, respectively, at October 2, 1999.


10. COMMITMENTS

         The Company leases certain equipment and office space under noncancelable operating leases. Most of these leases include renewal options and some include purchase options. Rent expense was $7,829,000 in 1999, $7,690,000 in 1998, and $4,123,000 in 1997.

         Future minimum payments under these leases are as follows:

           FISCAL YEAR                                             AMOUNT
                                                                   ------
                                                               (in thousands)
           2000                                                    $  6,155
           2001                                                       5,093
           2002                                                       3,853
           2003                                                       3,779
           2004                                                       2,711
           Thereafter                                                 4,238
                                                                   --------
           Total aggregate future minimum lease payments           $ 25,829
                                                                   ========


              The Company routinely enters into forward purchase commitments to secure the purchase price and availability of cotton, a significant raw material utilized in its manufacturing process. At October 2, 1999, the Company has outstanding commitments to purchase approximately $19 million in cotton through July 2000.

11. CONTINGENCIES

         In connection with the acquisition of Alamac, the Company conducted an environmental investigation of Alamac's facilities and identified environmental contamination at certain facilities that will require remediation activities. The Company estimates that the cost of such remediation activities will range from approximately $3,500,000 to $5,000,000. As the Company continues to study and evaluate necessary remediation activity, these estimates could change. Pursuant to the Acquisition Agreement, WestPoint Stevens, Inc. agreed to pay 75% of any losses occurring within three years of the closing of the acquisition for matters identified in the Company's environmental investigation or arising as a result of a breach of WestPoint Stevens' representations and warranties in respect of environmental matters up to $10,000,000 and 67% of such losses in excess of $10,000,000 and up to $20,000,000. WestPoint Stevens will not be obligated to indemnify the Company for any such losses in excess of $20,000,000. In addition, WestPoint Stevens agreed to indemnify the Company without regard to time or dollar limitation for losses resulting from third-party claims relating to the identified environmental contamination. Management believes that WestPoint Stevens has the financial capability to honor this indemnity. As a part of the acquisition of Alamac, the Company recorded an accrual of approximately $875,000 for the estimated cost of remediation not covered by the West Point indemnity. During 1999, the Company increased this reserve by $150,000. As of October 2, 1999, the balance remaining in this accrual was $828,000 and is classified in accrued expenses.

         The Company is involved in various legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect to the Company's financial position or results of operations.

12. RESTRUCTURING ACTIVITIES

         During the third quarter 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions is uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan include the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities which were completed during the fourth quarter. Additionally, the plan will result in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all employees had been terminated or notified of their impending termination.

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 million for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at October 2, 1999 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,841,000 at October 2, 1999. The effect of suspending depreciation on these assets is not material in the current year. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year. As a result of the restructuring, the Company has idle assets of $1.9 million which continue to be depreciated.

         The following is a summary of activity in the 1999 restructuring reserves for severance and related expenses (in thousands):

         June 1999 restructuring charge               $  4,023
         Payments                                         (353)
                                                      --------
         Balance at July 3, 1999                         3,670
         Payments                                       (3,292)
         Additional severance recorded                     476
                                                      --------
         Balance at October 2, 1999                   $    854
                                                      ========


         Other costs related to the restructuring, primarily relocation of equipment, of approximately $950,000 before tax, were charged to operations as incurred.

         The Company also recorded a charge of $1.3 million for restructuring charges in the third quarter of fiscal 1998. This restructuring charge represented severance-related expenses associated with terminated employees. During fiscal 1998, $727,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $575,000 at fiscal year end. During the four quarters of fiscal 1999, approximately $77,000, $326,000, $47,000 and $125,000 respectively, was paid in severance and related fringe benefits. At October 2, 1999, there is no balance remaining related to this restructuring charge.

13. REPORTABLE SEGMENT INFORMATION

         The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public companies of information about operating segments, products and services, geographic areas and major customers. The method of determining what information to report is based on the way management organizes the segments within the Company for making operating decisions and assessing financial performance.

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's primary knit fabric markets: textile and stretch fabrics. Sales for textile and stretch fabrics for the years ended October 2, 1999, October 3, 1998 and October 4, 1997 were $273.2 million and $37.4 million, $380.6 million and $35.2 million and $207.9 million, and $39.9 million, respectively. The Company has aggregated these two markets into a single reportable textile segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics such as average gross margin, and the product lines are similar in regards to nature of production processes, type of customers, and method used to distribute products. The Company's textile segment manufactures in U.S. plants and markets fabric through its sales offices, principally sold to customers in the U.S.

         The Company also has an apparel segment. The apparel segment purchases fabric, contracts for cutting, sewing and packaging from Companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. The apparel segment has an equity investment in a apparel manufacturing joint venture in the Dominican Republic which is not material at October 2, 1999.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies footnote. The Company evaluates the performance of each segment based on operating income excluding amortization of goodwill, restructuring charges and other one-time items reflected in the consolidated statement of operations. Equity in earnings (loss) of unconsolidated affiliate is included in the apparel segment. Assets attributable to the Company's operating segments consist primarily of accounts receivable, inventories, and property plant and equipment. Assets not attributable to segments include: cash, prepaid expenses and other current assets, deferred income taxes, goodwill and other non-current assets.

                                                              1999             1998             1997
                                                           ---------        ---------        ---------
Net Sales                                                                 (in thousands)
         Textile                                           $ 310,632        $ 415,849        $ 247,761
         Apparel                                                 828            1,676            2,432
                                                           ---------        ---------        ---------
Consolidated net sales                                     $ 311,460        $ 417,525        $ 250,193
                                                           =========        =========        =========

Operating income (loss)
         Textile                                           $  11,784        $  39,784        $  31,768
         Apparel                                              (2,093)            (712)            (479)

Amortization of goodwill                                       2,798            2,936            1,906
Restructuring                                                 11,578            1,300             --
Interest                                                      20,295           22,490            7,483
                                                           ---------        ---------        ---------
         Consolidated income (loss) before taxes and
         extraordinary loss                                $ (24,980)       $  12,346        $  21,900
                                                           =========        =========        =========
Depreciation
         Textile                                           $  15,536        $  15,612        $  11,738
         Apparel                                                 285              109                4
                                                           ---------        ---------        ---------
                                                           $  15,821        $  15,721        $  11,742
                                                           =========        =========        =========
Capital Expenditures
         Textile                                           $   9,488        $  16,475        $  14,024
         Apparel                                                 670            1,089               17
                                                           ---------        ---------        ---------
                                                           $  10,158        $  17,564        $  14,041
                                                           =========        =========        =========
Assets at end of  year
         Textile                                           $ 204,241        $ 251,991        $ 272,141
         Apparel                                               4,582            1,215              894
         Assets not allocated to segments                    114,111          109,928           93,779
                                                           ---------        ---------        ---------
                                                           $ 322,934        $ 363,134        $ 366,814
                                                           =========        =========        =========

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                               1999
                                                  FIRST             SECOND             THIRD             FOURTH (a)
---------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except share data)

Net sales                                     $    75,391       $    80,138        $    83,053        $    72,878
Gross profit                                       10,821            10,070             12,189              7,421
Income (loss) before extraordinary loss            (1,652)           (2,652)            (8,541)            (4,177)
Net income (loss)                                  (1,652)           (2,652)            (8,541)            (5,380)
Income (loss) per share before
     extraordinary loss                              (.12)             (.20)             (0.64)             (0.31)
Net income (loss) per share:
     Basic                                           (.12)             (.20)             (0.64)             (0.40)
     Fully diluted                                   (.12)             (.20)             (0.64)             (0.40)
Market prices of common stock:
     High                                            4.38              3.81               1.81               1.25
     Low                                             2.75              1.56               1.25               0.28


                                                                               1998
                                                  FIRST             SECOND             THIRD             FOURTH
---------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except share data)

Net sales                                     $    91,931       $   109,958        $   113,533        $   102,103
Gross profit                                       15,233            19,301             21,382             17,708
Net income                                            983             1,343              3,023              1,684
Net income per share:
     Basic                                           0.07              0.10               0.23               0.13
     Fully diluted                                   0.07              0.10               0.23               0.13
Market prices of common stock:
     High                                           14.00             12.00               8.25               6.00
     Low                                            11.00              7.69               5.06               3.50


(a) Fourth quarter 1999 includes $1,203, or $0.09 per share extraordinary loss for write-off of deferred financing costs associated with obtaining new debt agreements.

                              DYERSBURG CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

----------------------------------------    ---------------    ---------------    ---------------    ----------------
COLUMN A                                    COLUMN B           COLUMN C           COLUMN D           COLUMN E
----------------------------------------    ---------------    ---------------    ---------------    ----------------

                                                                 Additions
                                              Balance at         Charged to                              Balance
                                             Beginning of        Costs and        Deductions(1)         at end of
Description                                     Period            Expenses           Describe            Period
                                            ---------------    ---------------    ---------------    ----------------

Year ended October 2, 1999
   Allowance for doubtful accounts          $        2,899     $        2,566     $        2,639     $         2,826
                                            ===============    ===============    ===============    ================

Year ended October 3, 1998
   Allowance for doubtful accounts          $        2,075     $        1,464     $          640     $         2,899
                                            ===============    ===============    ===============    ================

Year ended October 4, 1997
   Allowance for doubtful accounts          $        1,500     $        2,184     $        1,609     $         2,075
                                            ===============    ===============    ===============    ================

(1) Write-offs, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3), information with respect to directors of the Company is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2000 (the "Proxy Statement") under the caption "Proposal One - Election of Directors," which information is herein incorporated by reference.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(l) Financial Statements. See Item 8.
      (a)(2) Supplemental Schedules Supporting Financial Statements. See Item 8.
      (a)(3) Exhibits. See Index to Exhibits, page 42.
      (b)    The Company filed a Current Report on Form 8-K, effective
             August 25, 1999, regarding entering into a new bank Credit
             Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DYERSBURG CORPORATION


Date:  December 10, 1999                 /s/ T. Eugene McBride
                                         ---------------------------------------
                                         T. Eugene McBride
                                         Chief Executive Officer
                                         (Principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 00, 1999.



/s/ T. Eugene McBride                         /s/ Julius Lasnick
-----------------------------------           ----------------------------------
T. Eugene McBride                             Julius Lasnick
Chairman                                      Director
Chief Executive Officer
(Principal executive officer)


/s/ James P. Casey
-----------------------------------           ----------------------------------
James P. Casey                                P. Manohar
Director                                      Director


/s/ M. L. Fontenot                            /s/ Donna M. Randall
-----------------------------------           ----------------------------------
M. L. Fontenot                                Donna M. Randall
President, Chief Operating Officer            Director
and Director



-----------------------------------           ----------------------------------
Mickey Ganot                                  Ravi Shankar
Director                                      Director


/s/ John D. Howard                            /s/ Paul L. Hallock
-----------------------------------           ----------------------------------
John D. Howard                                Paul L. Hallock
Director                                      Vice President - Finance and
                                              Assistant Secretary - Treasurer
                                              (Principal accounting officer)
/s/ L. R. Jalenak, Jr.
-----------------------------------
L. R. Jalenak, Jr.
Director                                      /s/ William S. Shropshire, Jr.
                                              ----------------------------------
                                              William S. Shropshire, Jr.
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal financial officer)

                                INDEX TO EXHIBITS

Exhibit
No.               Description
-------------     --------------------------------------------------------------

2.1 Stock Purchase Agreement, dated as of July 15, 1997, by and among Dyersburg Corporation, Alamac Sub Holdings, Inc., AIH Inc. and WestPoint Stevens Inc. (incorporated by reference to
                  Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 1997).

3.1 Amended and Restated Charter of Dyersburg Corporation (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 1999.)

3.2 Amended and Restated Bylaws of Dyersburg Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 1997).

4.1 Rights Agreement, dated June 3, 1999, between Dyersburg Corporation and SunTrust Bank, Atlanta, N.A. (incorporated by reference to Exhibit 4 to Current Report on form 8-K filed with the Securities and Exchange Commission on June 3, 1999.)

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

10.14 Dyersburg Corporation Deferred Compensation Plan, as amended in fiscal 1998 (incorporated by reference to Exhibit 10.20 to the Dyersburg Corporation's Form 10-K for the fiscal year ended October 3, 1998).

10.15 Loan and Security Agreement dated August 17, 1999, by and among Congress Financial Corporation (Southern), BankBoston, N.A., and Dyersburg Corporation, Dyersburg Fabrics Limited Partnership, I, Dyersburg Fabrics Inc., United Knitting, Inc., United Knitting Limited Partnership, I, IQUE, Inc., IQUE Limited Partnership, I, AIH Inc., and Alamac Knit Fabrics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 1999).

10.16             Employment Contracts with Senior Management

21                Subsidiaries

23                Consent of Independent Auditors

27.1              Financial Data Schedule (for SEC use only)

27.2              Restated Financial Data Schedule for 1998 (for SEC use only)

*Compensation Plan