Form 10-Q
period 2000-01-01
DYERSBURG CORP
filed 2000-02-11
CIK 884999

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000
                          Commission File No. 1-11126


                             DYERSBURG CORPORATION
             (Exact name of registrant as specified in its charter)

                 TENNESSEE                              62-1363247
    (State or other jurisdiction of        (I.R.S employer identification no.)
     incorporation or organization)

15720 JOHN J. DELANEY DR., SUITE 445
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
YES [X] No [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

            Title of each                      Number of shares outstanding as of January 24, 2000
--------------------------------------      --------------------------------------------------------

     Common Stock $.01 par value                                   13,367,221

INDEX TO FORM 10-Q



DYERSBURG CORPORATION




PART I--FINANCIAL INFORMATION                                                                     PAGE
-----------------------------                                                                     ----

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

      Consolidated Condensed Balance Sheets at
        January 1, 2000 and October 2, 1999 .........................................................3
      Consolidated Condensed Statements of Operations
        for the Three Months Ended January 1, 2000
        and January 2, 1999..........................................................................4
      Consolidated Condensed Statements of Cash
        Flows for the Three Months Ended
        January 1, 2000, and January 2, 1999.........................................................5
      Notes to Consolidated Condensed Financial
        Statements...................................................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................10


PART II--OTHER INFORMATION
--------------------------

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.............................................12

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K............................................................13

SIGNATURES..........................................................................................13

                             DYERSBURG CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                 (in thousands except share and per share data)


                                                                                         January 1,           October 2,
                                                                                            2000                 1999
                                                                                        ------------         ------------
ASSETS
------

Current assets:
 Cash ......................................................                            $        152         $        158
 Accounts receivable, net of allowance for doubtful accounts
  of $2,653 at January 1, 2000 and $2,826 at October 2, 1999                                  47,587               50,509
 Inventories ...............................................                                  41,726               36,735
 Deferred income taxes and other ...........................                                   6,537               14,558
                                                                                        ------------         ------------
   Total current assets ....................................                                  96,002              101,960

 Property, plant and equipment, net ........................                                 118,246              120,688
 Goodwill, net .............................................                                  90,239               90,954
 Deferred debt costs and other, net ........................                                   9,112                9,332
                                                                                        ------------         ------------

                                                                                        $    313,599         $    322,934
                                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Trade accounts payable ....................................                            $     13,238         $     14,697
 Accrued expenses ..........................................                                  11,945               11,127
 Current portion of long-term obligations ..................                                   4,675                3,400
                                                                                        ------------         ------------
   Total current liabilities ...............................                                  29,858               29,224

 Long-term obligations .....................................                                 185,944              194,460
 Deferred income taxes .....................................                                   8,794                7,779
 Other liabilities .........................................                                     144                1,571

Shareholders' equity:
 Preferred stock, authorized 5,000,000 shares; none issued
 Common stock, $.01 par value, authorized 40,000,000
 shares; issued and outstanding shares -- 13,367,221 at
 January 1, 2000 and 13,341,066 at October 2, 1999 .........                                     134                  133
 Additional paid-in capital ................................                                  42,804               42,773
 Retained earnings .........................................                                  46,377               46,994
 Accumulated other comprehensive loss ......................                                    (456)                  --
                                                                                        ------------         ------------
Total shareholders' equity .................................                                  88,859               89,900
                                                                                        ------------         ------------
                                                                                        $    313,599         $    322,934
                                                                                        ============         ============


See notes to consolidated condensed financial statements.

                             DYERSBURG CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                 (in thousands except share and per share data)


                                                                             Three Months Ended
                                                                     --------------------------------
                                                                      January 1,          January 2,
                                                                         2000                1999
                                                                     ------------        ------------

Net Sales ..................................................         $     68,349        $     75,391

Costs and expenses:

 Cost of sales .............................................               57,834              64,570
 Selling, general, and administrative ......................                6,251               8,597
 Interest and amortization of debt costs ...................                4,857               5,167
                                                                     ------------        ------------

Total costs and expenses ...................................               68,942              78,334
                                                                     ------------        ------------

Loss before income taxes ...................................                 (593)             (2,943)

Income tax (benefit) expense ...............................                   24              (1,291)
                                                                     ------------        ------------

Net loss ...................................................         $       (617)       $     (1,652)
                                                                     ============        ============

Weighted average shares outstanding:
 Basic .....................................................           13,353,814          13,337,066
                                                                     ============        ============
 Diluted ...................................................           13,353,814          13,337,066
                                                                     ============        ============

Loss per share:
 Basic .....................................................         $      (0.05)       $      (0.12)
                                                                     ============        ============
 Diluted ...................................................         $      (0.05)       $      (0.12)
                                                                     ============        ============

Dividends per share ........................................         $       0.00        $       0.01
                                                                     ============        ============


See notes to consolidated condensed financial statements.

                             DYERSBURG CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                                                 Three Months Ended
                                                                          --------------------------------
                                                                           January 1,          January 2,
                                                                              2000                1999
                                                                          ------------        ------------
OPERATING ACTIVITIES
 Net loss ............................................................    $       (617)       $     (1,652)
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization .....................................           4,884               5,034
   Deferred income taxes .............................................           1,352                 (15)
   Other-net .........................................................           3,435               8,509
                                                                          ------------        ------------

     Net cash provided by operating activities .......................           9,054              11,876

INVESTING ACTIVITIES
 Capital expenditures ................................................          (1,617)             (2,434)
 Other-net ...........................................................             528                 (61)
                                                                          ------------        ------------

                                                                                (1,089)             (2,495)

FINANCING ACTIVITIES

 Retirement of debt ..................................................              --                 (55)
 Net repayment on debt ...............................................          (7,241)             (9,325)
 Dividends paid ......................................................              --                (133)
 Other ...............................................................            (730)                 --
                                                                          ------------        ------------

     Net cash used in financing activities ...........................          (7,971)             (9,513)
                                                                          ------------        ------------

     Net decrease in cash ............................................              (6)               (132)
Cash at beginning of period ..........................................             158                 265
                                                                          ------------        ------------

Cash at end of period ................................................    $        152        $        133
                                                                          ============        ============


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
DYERSBURG CORPORATION

January 1, 2000

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Financial information as of October 2, 1999, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Due to seasonal patterns, the results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 2, 1999.

NOTE B--INVENTORIES

                                                        January 1,          October 2,
                                                            2000               1999
                                                        ----------          ----------
                                                                (in thousands)

   Raw Materials ..................................     $   11,638          $   11,611
   Work in Process ................................         14,491              12,436
   Finished Goods .................................         13,907              10,919
   Supplies and Other .............................          1,690               1,769
                                                        ----------          ----------

                                                        $   41,726          $   36,735
                                                        ==========          ==========

NOTE C--LONG-TERM OBLIGATIONS

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

      Effective August 19, 1999, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a three-year $84,000,000 revolving line of credit (the "Revolver") and a three-year $26,000,000 term loan (the "Term Loan"). Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin currently equal to 2.75% for the Revolver and 3.25% for the Term Loan, or, at the Company's option, bear interest at the lender's base rate (the base rate was 8.5% at January 1, 2000) plus a margin equal to 1.0%, for the Revolver and 1.5% for the Term Loan. The availability under the Revolver is limited at all times, through maturity, to a receivables and inventory borrowing base.


NOTE D--EARNINGS PER SHARE

The table below sets forth the computations of basic and diluted earnings per share:

                                                               January 1,            January 2,
                                                                  2000                  1999
                                                        ---------------------------------------------
                                                        (in thousands except share and per share data)

Numerator for basic and diluted earnings per
  Share--net loss ...................................         $       (617)         $     (1,652)
                                                              ------------          ------------

Denominator for basic and diluted earning per share -
adjusted weighted average shares and assumed
conversions .........................................           13,353,814            13,337,066
                                                              ============          ============



Basic earnings per share ............................         $      (0.05)         $      (0.12)
                                                              ============          ============

Diluted earnings per share ..........................         $      (0.05)         $      (0.12)
                                                              ============          ============



NOTE E--PENSION

      The Company elected to freeze benefits under its salaried and hourly defined benefit pension plans as of December 31, 1999. This resulted in the recognition of a curtailment gain on the salary plan of approximately $1,700,000. Also, in connection with the curtailment of the hourly plan, the Company recognized additional minimum pension liability of $456,000 (net of applicable taxes of $245,000). The additional minimum pension liability has been recorded as accumulated other comprehensive loss on the balance sheet at January 1, 2000.

NOTE F--COMPREHENSIVE LOSS

      The following table provides a reconciliation of net loss reported in the Company's consolidated condensed statements of operations to comprehensive loss:


                                                                       Three Months Ended
                                                              ----------------------------------
                                                               January 1,            January 2,
                                                                  2000                  1999
                                                              ------------          ------------
                                                                        (in thousands)

Net loss ............................................         $       (617)         $     (1,652)
Other comprehensive loss:
  Additional minimum pension liability ..............                 (701)                   --

  Tax effect ........................................                  245                    --
                                                              ------------          ------------
  Net of tax ........................................                 (456)                   --

Comprehensive loss ..................................         $     (1,073)         $     (1,652)
                                                              ============          ============

NOTE G--RESTRUCTURING CHARGES

      During the third quarter 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions is uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan include the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities which were completed during the fourth quarter. Additionally, the plan resulted in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all employees had been terminated or notified of their impending termination.

      The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 million for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at January 1, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

      The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,641,000 at January 1, 2000. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year. As a result of the restructuring, the Company has idle assets of approximately $1.9 million which continue to be depreciated.

      The following is a summary of activity in the restructuring reserves for severance and related expenses (in thousands):

      June 1999 restructuring charge             $  4,023
      Payments                                       (353)
                                                 --------
      Balance at July 3, 1999                       3,670
      Payments                                     (3,292)
      Additional severance recorded                   476
                                                 --------
      Balance at October 2, 1999                      854
      Payments                                       (457)
                                                 --------
      Balance at January 1, 2000                 $    397
                                                 ========


NOTE H--REPORTING SEGMENT INFORMATION

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

      The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate recourses and assess performance. The CEO uses certain disaggregated financial information for the Company's primary knit fabric markets: textile and stretch fabrics. Sales for textile and stretch fabrics for the quarters ended January 1, 2000 and January 2, 1999 were $56.7 million and $7.1 million, and $67.9 million and $7.4 million respectively. The Company has aggregated these two markets into a single reportable textile segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics such as average gross margin, and the product lines are similar in regards to nature of production processes, type of customers, and method used to distribute products. The Company's textile segment manufactures in U.S. plants and markets fabric through its sales offices, principally sold to customers in the U.S.

      The Company also has an apparel segment. The apparel segment purchases fabric, contracts for cutting, sewing and packaging from companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. The apparel segment has an equity investment in an apparel manufacturing joint venture in the Dominican Republic, which is not material at January 1, 2000. The Company holds a 50% equity position in the joint venture, and accordingly does not include net sales and other items of profit and loss in its Consolidated Statements of Operations or the following table.

                                                                                Three Months Ended
                                                                           ----------------------------
                                                                           January 1,        January 2,
                                                                             2000               1999
                                                                           ----------        ----------
                                                                                  (in thousands)
Net Sales
         Textile ..................................................        $   63,886        $   75,296
         Apparel ..................................................             4,463                95
                                                                           ----------        ----------
Consolidated net sales ............................................        $   68,349        $   75,391
                                                                           ==========        ==========

Operating income (loss)
         Textile ..................................................        $    5,798        $    3,215
         Apparel ..................................................              (818)             (325)

Amortization of goodwill ..........................................               716               666
Interest and amortization of debt costs ...........................             4,857             5,167
                                                                           ----------        ----------
   Consolidated income (loss ) before taxes .......................        $     (593)       $   (2,943)
                                                                           ==========        ==========

Depreciation:
         Textile ..................................................        $    3,775        $    4,044
         Apparel ..................................................                91                68
                                                                           ----------        ----------
                                                                           $    3,866        $    4,112
                                                                           ==========        ==========

Capital Expenditures:
         Textile ..................................................        $    1,607        $    1,929
         Apparel ..................................................                10               505
                                                                           ----------        ----------
                                                                           $    1,617        $    2,434
                                                                           ==========        ==========
Assets at end of period:

         Textile ..................................................        $  198,356        $  230,257
         Apparel ..................................................             9,986             1,697
         Assets not allocated to segments .........................           105,257           108,211
                                                                           ----------        ----------
                                                                           $  313,599        $  340,165
                                                                           ==========        ==========




ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net sales for the quarter ended January 1, 2000, decreased by 9.3% to $68.3 million versus $75.4 million for the same quarter of the prior year. The decrease in net sales was primarily a result of reduced average prices of units shipped. Gross margins for the quarter increased to 15.4% versus 14.4% for the same period in fiscal 1999. Gross margins showed improvement due to increased utilization of facilities that led to higher production efficiencies.

      Selling, general and administrative expenses for the quarter were $6.3 million compared to $8.6 million for the same period of 1999. This decrease of $2.3 million was primarily due to a one-time credit of approximately $1.6 million stemming from consolidation of employee benefit plans. Bad debt expense for the quarter was $0.5 million lower than the first quarter 1999.

      Interest expense in the first quarter of fiscal 2000 of $4.9 million was lower than the same period of fiscal 1999 due to reduced borrowing levels. Although the Company had a loss before taxes, income tax expense of $24,000 was recorded for the quarter due to certain expense items not being deductible for tax purposes, principally the amortization of goodwill.

      Net loss for the quarter ended January 1, 2000 was $0.6 million, or $0.05 per share, versus net loss of $1.7 million, or $0.12 per share, for the same period in fiscal 1999. Earnings per share are the same whether calculated on a basic or diluted basis. The weighted average number of shares outstanding for the quarter was approximately 13,354,000.

      During the third quarter 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions is uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan included the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities which were completed during the fourth quarter. Additionally, the plan resulted in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all employees had been terminated or notified of their impending termination.

      The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 million for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at January 1, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

      The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,641,000 at January 1, 2000. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year. As a result of the restructuring, the Company has idle assets of $1.9 million, which continue to be depreciated.

Liquidity and Capital Resources

      Working capital decreased to $66.1 million and the current ratio decreased to 3.2:1 at January 1, 2000, from $72.7 million and 3.5:1, respectively, at October 2, 1999. The Company's debt-to-capital ratio was 68.2% at January 1, 2000, compared to 68.8% at October 2, 1999.

      Net receivables of $47.6 million at January 1, 2000, decreased from the level at October 2, 1999, due to reduced sales levels. Inventories increased to $41.7 million at the end of the first quarter from $36.7 million at the end of the fourth quarter of fiscal 1999 in anticipation of expected sales volume increases during the second quarter.

      Capital expenditures for the three months ended January 1, 2000, were $1.6 million versus $2.4 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $9 million in fiscal 2000.

      Based on the borrowing base computation within the Credit Agreement, the amount of additional borrowing available at January 1, 2000, was approximately $9.5 million. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.


PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of shareholders during the three months ended January 1, 2000.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     (a)   27    Financial Data Schedule (for SEC use only)

     (b) The Corporation did not file any reports on Form 8-K during the three months ended January 1, 2000.



Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 11, 2000                        /s/ William S. Shropshire, Jr.
                                    ------------------------------------------

                                    William S. Shropshire, Jr.
                                    Executive Vice President,
                                    Chief Financial Officer,
                                    Secretary and Treasurer