Form 10-Q
period 2000-04-01
DYERSBURG CORP
filed 2000-05-16
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000
                           Commission File No. 1-11126


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

          Securities registered pursuant to Section 12 (g) of the Act:

  Common Stock, Par Value $.01/Share         Over the Counter Bulletin Board
       (Title of each class)              (Name of exchange on which registered)

        Securities registered pursuant to Section 12 (b) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

        Title of each          Number of shares outstanding as of April 17, 2000
----------------------------   -------------------------------------------------

Common Stock $0.01 par value                    13,388,556

 INDEX TO FORM 10-Q


DYERSBURG CORPORATION


                                                                          PAGE
                                                                          ----
PART I--FINANCIAL INFORMATION


ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets at
              April 1, 2000, and October 2, 1999 ...........................3
         Condensed Consolidated Statements of Operations
              for the Three Months Ended April 1, 2000,
              and April 3, 1999; Six Months Ended
              April 1, 2000, and April 3, 1999..............................4
         Condensed Consolidated Statements of Cash
              Flows for the Six Months Ended
              April 1, 2000, and April 3, 1999..............................5
         Notes to Condensed Consolidated Financial
              Statements....................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................11



PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS....................13

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K...................................15

SIGNATURES.................................................................16

                              DYERSBURG CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (in thousands, except per share data)


                                                                           APRIL 1,       OCTOBER 2,
                                                                             2000            1999
                                                                          ---------       ---------
ASSETS

Current assets:
    Cash ...........................................................      $     331       $     158
    Accounts receivable, net of allowance for doubtful accounts
    of $2,509 at April 1, 2000, and $2,826 at October 2, 1999 ......         53,598          50,509
    Inventories ....................................................         46,945          36,735
    Income taxes receivable ........................................             --           8,253
    Deferred income taxes ..........................................          3,126           3,850
    Prepaid expenses and other .....................................          1,148           2,864
                                                                          ---------       ---------
         Total current assets ......................................        105,148         102,369

    Property, plant and equipment, net .............................        115,985         120,688
    Goodwill, net ..................................................         89,523          90,954
    Deferred debt costs ............................................          4,735           5,018
    Assets held for sale and other .................................          2,995           3,905
                                                                          ---------       ---------
                                                                          $ 318,386       $ 322,934
                                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ........................................      $  19,633       $  14,697
     Accrued expenses ..............................................         10,539          11,127
     Current portion of long-term obligations ......................         64,716           3,400
                                                                          ---------       ---------
         Total current liabilities .................................         94,888          29,224

     Long-term obligations .........................................        132,900         194,460
     Deferred income taxes .........................................          5,747           7,779
     Other liabilities .............................................             --           1,571

Shareholders' equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Common stock, $.01 par value, authorized 40,000,000 shares; issued and outstanding shares 13,388,556 at April 1, 2000, and 13,341,066
  at October 2, 1999 ...............................................            134             133
    Additional paid-in capital .....................................         42,824          42,773
    Retained earnings ..............................................         42,349          46,994
    Accumulated other comprehensive loss ...........................           (456)             --
                                                                          ---------       ---------
         Total shareholders' equity ................................         84,851          89,900
                                                                          ---------       ---------

                                                                          $ 318,386       $ 322,934
                                                                          =========       =========


See notes to condensed consolidated financial statements.

                              DYERSBURG CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (in thousands, except share and per share data)


                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                     -------------------------------       -------------------------------
                                       APRIL 1,           APRIL 3,           APRIL 1,            APRIL 3,
                                         2000               1999               2000               1999
                                     ------------       ------------       ------------       ------------
Net Sales .....................      $     78,724       $     80,138       $    147,073       $    155,529

Costs and expenses:

   Cost of sales ..............            70,519             70,068            128,353            134,638
   Selling, general and
      administrative ..........             9,062              8,816             15,313             17,413
   Interest and amortization of
      debt costs ..............             4,868              4,935              9,725             10,102
                                     ------------       ------------       ------------       ------------

Total costs and expenses ......            84,449             83,819            153,391            162,153
                                     ------------       ------------       ------------       ------------

Loss before income taxes ......            (5,725)            (3,681)            (6,318)            (6,624)

Income tax benefit ............            (1,697)            (1,029)            (1,673)            (2,320)
                                     ------------       ------------       ------------       ------------

Net Loss ......................      $     (4,028)      $     (2,652)      $     (4,645)      $     (4,304)
                                     ============       ============       ============       ============

Weighted average shares
outstanding:
    Basic .....................        13,382,929         13,345,598         13,368,372         13,342,321
    Diluted ...................        13,382,929         13,348,033         13,368,372         13,343,767
                                     ============       ============       ============       ============

Earnings (loss) per share:
    Basic .....................      $      (0.30)      $      (0.20)      $      (0.35)      $      (0.32)
                                     ============       ============       ============       ============
    Diluted ...................      $      (0.30)      $      (0.20)      $      (0.35)      $      (0.32)
                                     ============       ============       ============       ============

Dividends per share ...........      $       0.00       $       0.01       $       0.00       $       0.02
                                     ============       ============       ============       ============


See notes to condensed consolidated financial statements.

                              DYERSBURG CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                 SIX MONTHS ENDED
                                                             ------------------------
                                                             APRIL 1,       APRIL 3,
                                                               2000           1999
                                                             --------       --------
OPERATING ACTIVITIES
   Net Loss ...........................................      $ (4,645)      $ (4,304)
   Adjustments to reconcile to net cash (used in)
   provided by operating activities:
        Depreciation and amortization .................        10,536         10,442
        Decrease (increase) in accounts receivable, net        (3,089)        16,110
        Increase in inventory .........................       (10,211)        (4,456)
        Increase (decrease) in trade accounts payable .         4,936         (5,208)
        Federal income taxes ..........................         8,328            412
        Other-net .....................................        (1,633)        (2,481)
                                                             --------       --------

        Net cash provided by operating activities .....         4,222         10,515

INVESTING ACTIVITIES
   Capital expenditures ...............................        (3,796)        (5,337)
   Other-net ..........................................         1,259           (312)
                                                             --------       --------

          Net cash used in investing activities .......        (2,537)        (5,649)

FINANCING ACTIVITIES
   Net repayment of debt ..............................          (244)        (4,706)
   Dividends paid .....................................            --           (266)
   Other ..............................................        (1,268)            21
                                                             --------       --------

          Net cash used in financing activities .......      $ (1,512)      $ (4,951)
                                                             --------       --------

          Net increase (decrease) in cash .............           173            (85)
Cash at  beginning of period ..........................           158            265
                                                             --------       --------

Cash at end of period .................................      $    331       $    180
                                                             ========       ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

April 1, 2000

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


NOTE B--INVENTORIES

                          APRIL 1,      OCTOBER 2,
                            2000           1999
                          -------        -------
                               (IN THOUSANDS)

Raw materials ....        $13,514        $11,611
Work in process ..         17,816         12,436
Finished goods ...         13,964         10,919
Supplies and other          1,651          1,769
                          -------        -------

                          $46,945        $36,735
                          =======        =======

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

         Effective August 19, 1999, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a three-year $84,000,000 revolving line of credit (the "Revolver") and a three-year $26,000,000 term loan (the "Term Loan"). Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin currently equal to 2.75% for the Revolver and 3.25% for the Term Loan, or, at the Company's option, bear interest at the lender's base rate (the base rate was 9.0% at April 1, 2000) plus a margin equal to 1.0%, for the Revolver and 1.5% for the Term Loan. The availability under the Revolver is limited at all times, through maturity, to a receivables and inventory borrowing base.

         The Company is currently in default under the terms of its Credit Agreement as a result of its failure to achieve the prescribed level of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) during the six-month period ended April 1, 2000. On May 12, 2000, the Company entered into a Forbearance Agreement with its Lenders. Under the Forbearance Agreement, the Lenders have agreed that for a period ending on August 25, 2000 they will continue to make Revolving Loans and Letter of Credit accommodations available to the Company under the Credit Agreement and will not exercise any remedies available to the Lenders as a result of the Company's default, including the right to accelerate collection of the Company's obligations or to foreclose on the Company's assets. The Lenders obligations under the Forbearance Agreement are conditioned on the Company achieving a consolidated EBITDA of at least $5 million for the three-month period ending July 1, 2000, and at least $7 million for the four-month period ending July 29, 2000 and maintaining Net Worth (as defined in the Credit Agreement) of at least $110 million. The Company continues to access its Revolver and has not realized any reduction in its borrowing availability.

         On May 12, 2000, the Company and its Lenders also entered into a First Amendment to the Loan and Security Agreement. The amendment restricts certain investments in affiliates and joint ventures and property transfers that were previously permitted under the Credit Agreement.

         In accordance with generally accepted accounting principles, as a result of the default under the Credit Agreement, the amounts outstanding under the Credit Agreement have been reflected in current liabilities on the balance sheet.

NOTE D--EARNINGS (LOSS) PER SHARE

The table below sets forth the computations of basic and diluted earnings per share:


                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                        ---------------------------------         ---------------------------------
                                           APRIL 1,             APRIL 3,             APRIL 1,             APRIL 3,
                                            2000                 1999                  2000                 1999
                                        ------------         ------------         ------------         ------------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Numerator for basic and diluted
earnings per share--net loss ...        $     (4,028)        $     (2,652)        $     (4,645)        $     (4,304)

Denominator:
Denominator for basic earnings
(loss) per share--weighted
average shares .................          13,382,929           13,345,598           13,368,372           13,342,321

 Effect of dilutive securities:
 Employee Stock Options ........                  --                2,435                   --                1,446
                                        ------------         ------------         ------------         ------------

Denominator for diluted earnings
(loss) per share--adjusted
weighted average shares ........          13,382,929           13,348,033           13,368,372           13,343,767
                                        ============         ============         ============         ============

Basic earnings (loss) per
share ..........................        $      (0.30)        $      (0.20)        $      (0.35)        $      (0.32)
                                        ============         ============         ============         ============

Diluted earnings (loss) per
share ..........................        $      (0.30)        $      (0.20)        $      (0.35)        $      (0.32)
                                        ============         ============         ============         ============



NOTE E--PENSION

         The Company elected to freeze benefits under its salaried and hourly defined benefit pension plans as of December 31, 1999. This resulted in the recognition of a curtailment gain on the salary plan of approximately $1,700,000. Also, in connection with the curtailment of the hourly plan, the Company recognized additional net minimum pension liability of $456,000 (net of applicable taxes of $245,000). The additional net minimum pension liability has been recorded as accumulated other comprehensive loss on the balance sheet at April 1, 2000.

NOTE F--COMPREHENSIVE LOSS

         The following table provides a reconciliation of net loss reported in the Company's consolidated condensed statements of operations to comprehensive loss:

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                    -----------------------         ------------------------
                                    APRIL 1,        APRIL 3,        APRIL 1,        APRIL 3,
                                     2000             1999            2000            1999
                                    -------         -------         -------         -------
                                                        (IN THOUSANDS)

Net loss ...................        $(4,028)        $(2,652)        $(4,645)        $(4,304)

Other comprehensive loss:
  Additional minimum pension
  Liability ................             --              --            (701)             --

Tax effect .................             --              --             245              --
                                    -------         -------         -------         -------
 Net of tax ................             --              --            (456)             --

Comprehensive loss .........        $(4,028)        $(2,652)        $(5,101)        $(4,304)
                                    =======         =======         =======         =======


NOTE G--RESTRUCTURING CHARGES

         During the third quarter 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions remains uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan included the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities which were completed during the fourth quarter. Additionally, the plan resulted in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all employees had been terminated or notified of their impending termination.

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter 1999. The components of the charge included $4,499,000 million for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at April 1, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,561,000 at April 1, 2000. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year. As a result of the restructuring, the Company has idle assets of approximately $1.1 million, which continue to be depreciated.

         The following is a summary of activity in the restructuring reserves for severance and related expenses (in thousands):

June 1999 restructuring charge        $ 4,023
Payments                                 (353)
                                      -------
Balance at July 3, 1999                 3,670
Payments                               (3,292)
Additional severance recorded             476
                                      -------
Balance at October 2, 1999                854
Payments                                 (457)
                                      -------
Balance at January 1, 2000                397
Payments                                 (129)
                                      -------
Balance at April 1, 2000              $   268
                                      =======

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

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate recourses and assess performance. The CEO uses certain disaggregated financial information for the Company's primary knit fabric markets: textile and stretch fabrics. Sales for textile and stretch fabrics for the quarters ended April 1, 2000 and April 3, 1999 were $63.6 million and $8.8 million, and $70.4 million and $9.7 million respectively. Sales for textile and stretch fabrics for the six months ended April 1, 2000 and April 3, 1999 were $120.3 million and $16.0 million, and $138.4 million and $17.0 million respectively. The Company has aggregated these two markets into a single reportable textile segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics such as average gross margin, and the product lines are similar in regards to nature of production processes, type of customers, and method used to distribute products. The Company's textile segment manufactures in U.S. plants and markets fabric through its sales offices, principally sold to customers in the U.S.

         The Company also has an apparel segment. The apparel segment purchases fabric, contracts for cutting, sewing and packaging from companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. The apparel segment has a 50% equity investment in an apparel manufacturing joint venture in the Dominican Republic, which is not material at April 1, 2000. The Company accounts for the joint venture using the equity method, and accordingly does not include net sales and other individual items of profit and loss in its Consolidated

Statements of Operations or the following table.

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                       -------------------------       -------------------------
                                        APRIL 1,        APRIL 3,        APRIL 1,        APRIL 3,
                                         2000            1999             2000            1999
                                       ---------       ---------       ---------       ---------
                                                             (IN THOUSANDS)

Net Sales
         Textile ................      $  72,384       $  80,138       $ 136,270       $ 155,434
         Apparel ................          6,340              --          10,803              95
                                       ---------       ---------       ---------       ---------
Consolidated net sales ..........      $  78,724       $  80,138       $ 147,073       $ 155,529

Operating income (loss)
         Textile ................      $   1,991       $   2,393       $   7,789       $   5,608
         Apparel ................         (2,133)           (428)         (2,951)           (753)

Amortization of goodwill ........            715             711           1,431           1,377
Interest and amortization of debt
   costs ........................          4,868           4,935           9,725          10,102
                                       ---------       ---------       ---------       ---------
   Consolidated income (loss)
    before taxes ................      $  (5,725)      $  (3,681)      $  (6,318)      $  (6,624)

Depreciation
         Textile ................      $   4,000       $   4,386       $   7,775       $   8,430
         Apparel ................             92              68             183             136
                                                       ---------       ---------       ---------
                                       $   4,092       $   4,454       $   7,958       $   8,566

Capital Expenditures
         Textile ................      $   2,179       $   2,847       $   3,786       $   4,776
         Apparel ................             --              56              10             561
                                       ---------       ---------       ---------       ---------
           ......................      $   2,179       $   2,903       $   3,796       $   5,337

Assets at end of period
         Textile ................      $ 206,867       $ 213,392       $ 206,867       $ 213,392
         Apparel ................          9,986           1,602           9,986           1,602
         Assets not allocated to
           segments .............        101,533         107,940         101,533         107,940
                                       ---------       ---------       ---------       ---------
                                       $ 318,386       $ 322,934       $ 318,386       $ 322,934
                                       =========       =========       =========       =========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

         This report contains certain forward-looking statements within the meaning of the federal securities laws, all of which are intended to be covered by the safe harbors created thereby. These statements include all statements regarding the Company's intent, belief and expectations (such as statements concerning the Company's liquidity and future operating and financial strategies and results) and any other statements with respect to matters other than historical fact. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties (some of which are beyond the control of the Company) including, without limitation, the ability of the Company to restructure its long-term indebtedness, the ability of the Company to continue to access availability under the Credit Agreement, the ability of the Company to comply with the terms of the Forbearance Agreement and the Credit Agreement, as amended, risks associated with the Company's use of substantial financial leverage, access to trade credit and terms from suppliers, the ability of the Company to improve its operating performance, restrictions imposed by the terms of the Company's credit facility, the Company's ability and success in achieving cost savings, the Company's ability to compete with other suppliers and to maintain acceptable gross margins, potential adverse developments with respect to the cost and availability of raw materials and labor, risks associated with governmental regulation and trade policies, and potential adverse developments regarding product demand or mix. Moreover, although the Company believes that any assumptions underlying the forward-looking statements contained herein are reasonable however, any of the assumptions could prove to be inaccurate. Therefore, in light of these known and unknown risks and uncertainties, there can be no assurances that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company or any other person that the forward-looking statements included in this report will prove to the accurate. The Company undertakes no obligation to update any forward-looking statements contained in this report.

Results of Operations

         Net sales for the quarter ended April 1, 2000, were relatively flat at $78.7 million versus $80.1 million for the same quarter of the prior year. Net sales for the six months ended April 1, 2000, decreased by 5.4% compared to the same period of the prior year. The decrease in net sales was primarily a result of reduced average prices of units shipped. Gross margins for the quarter and year-to-date declined to 10.4% and 12.7% versus 12.6% and 13.4% for the same period in fiscal 1999, respectfully. The gross margins were unfavorably impacted by negative margins realized among certain programs within the apparel segment. The negative contribution by these programs was incurred due to higher than anticipated requirements for fabric necessary to manufacture the garments produced during fiscal 2000. Additionally, gross margins decreased as additional costs were incurred to increase textile production for expected demand.

         Selling, general and administrative expenses increased by 2.8% for the second quarter and decreased 12.1% year-to-date for fiscal 2000 compared to the same periods in fiscal 1999. The decrease year-to-date was primarily due to a one-time credit of approximately $1.6 million stemming from the consolidation of employee benefit plans.

         Interest expense in the second quarter of fiscal 2000 of $4.9 million and year-to-date of $9.7 million was lower than that of the same periods of fiscal 1999 due to reduced borrowing levels. The effective tax rate for the second quarter of fiscal 2000 was 29.6% and year-to-date was 26.5%. The effective tax rate differs significantly from the statutory rate of approximately 35% due to non-deductible permanent differences, primarily certain goodwill.

         Net loss for the quarter ended April 1, 2000 was $4.0 million, or $0.30 per share, versus net loss of $2.7 million, or $0.20 per share, for the same period in fiscal 1999. For the six months ended April 1, 2000, the net loss was $4.6 million, or $0.35 per share, versus net loss of $4.3 million, or $0.32 per share, for the same period in fiscal 1999. Losses per share are the same whether calculated on a basic or diluted basis. The diluted weighted average number of shares outstanding for the quarter and year-to-date was approximately 13,383,000 and 13,368,000, respectively.

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

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 million for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at April 1, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,561,000 at April 1, 2000. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year. As a result of the restructuring, the Company has idle assets of $1.1 million, which continue to be depreciated.

Liquidity and Capital Resources

         The Company is currently in default under the terms of its Credit Agreement as a result of its failure to achieve the prescribed level of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) during the six-month period ended April 1, 2000. On May 12, 2000, the Company entered into a Forbearance Agreement with its Lenders. Under the Forbearance Agreement, the Lenders have agreed that for a period ending on August 25, 2000 they will continue to make Revolving Loans and Letter of Credit accommodations available to the Company under the Credit Agreement and will not exercise any remedies available to the Lenders as a result of the Company's default, including the right to accelerate collection of the Company's obligations or to foreclose on the Company's assets. The Lenders obligations under the Forbearance Agreement are conditioned on the Company achieving a consolidated EBITDA of at least $5 million for the three-month period ending July 1, 2000, and at least $7 million for the four-month period ending July 29, 2000 and maintaining Net Worth (as defined in the Credit Agreement) of at least $110 million. The Company continues to access its Revolver and has not realized any reduction in its borrowing availability.

         On May 12, 2000, the Company and its Lenders also entered into a First Amendment to the Loan and Security Agreement. The amendment restricts certain investments in affiliates and joint ventures and property transfers that were previously permitted under the Credit Agreement.

         In accordance with generally accepted accounting principles, as a result of the default under the Credit Agreement, the amounts outstanding under the Credit Agreement have been reflected in current liabilities on the balance sheet.

         Working capital and the current ratio decreased to $10.3 million and 1.1:1 at April 1, 2000, from $72.7 million and 3.5:1, respectively, at October 2, 1999. Changes in this ratio are the result of the classification of amounts outstanding under the Company's Credit Agreement as to current liabilities. The Company's debt-to-capital ratio was 70.0% at April 1, 2000, compared to 68.8% at October 2, 1999.

         Net receivables of $53.6 million at April 1, 2000, increased from the level at October 2, 1999, due to higher sales levels. Inventories increased to $46.9 million at the end of the second quarter from $36.7 million at the end of the fourth quarter of fiscal 1999 in anticipation of expected sales volume increases during the third quarter.

         Capital expenditures for the six months ended April 1, 2000, were $3.8 million versus $5.3 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $9 million in fiscal 2000.

         Based on the borrowing base computation within the Credit Agreement, the amount of additional borrowing available under the Credit Agreement at April 1, 2000, was approximately $8.6 million. Availability under the Credit Agreement and trade credit and terms from suppliers are the Company's primary sources of liquidity. The Company believes that cash flow from operations and the Credit Agreement will be sufficient to meet normal operating needs until August 25, 2000. However, the ability of the Company to meet its operating needs is dependent upon a combination of factors, including its ability to restructure its long-term indebtedness and to continue to access liquidity from the Credit Agreement and other factors described under "Cautionary Note Regarding Forward Looking Information". The Company has retained a financial advisory firm to assist the Company in developing strategic alternatives relating to a restructuring of its long-term indebtedness.

PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Company held the Annual Meeting of Shareholders on January 26, 2000, ("Annual Meeting"). At the Annual Meeting, the shareholders of the Company elected: three Class II directors to serve a term of three years, L. R. Jalenak,
T. Eugene McBride and John D. Howard. James P. Casey and M. L. Fontenot were elected by the Board to serve as Class III directors for a term of one year. Each of these directors will serve their respective terms until their successors are duly elected and qualified. Continuing directors for the Company are Julius Lasnick, Donna Randall, Mickey Ganot, P. Manohar and V. Ravi Shankar.


                                  For            Withheld (Abstain)
                              ------------       ------------------
L. R. Jalenak                  8,014,447               901,318
T. Eugene McBride              8,014,022               901,743
John D. Howard                 7,996,247               919,518
James P. Casey                 8,021,947               893,818
M. L. Fontenot                 8,023,047               892,718

         The shareholders amended the Company's 1992 Stock Incentive Plan increasing the number of shares of the Company's common stock available for grant under the 1992 Stock Plan by 1,000,000 shares. There were 3,076,600 votes cast for such proposal, 1,593,889 votes cast against such proposal, and 91,682 votes withheld (abstained) with respect to such proposal.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Exhibits:

10 - Material Contract

         (a)      Amendment No. 1 to Credit Agreement dated May 12, 2000.

         (b) Forbearance Agreement among Dyersburg Corporation (and certain of its subsidiaries) and its Lenders dated May 12, 2000..


27       Financial Data Schedule (for SEC use only)

         b) The Company did not file any reports on Form 8-K during the three months ended April 1, 2000.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 2000                             /s/ William S. Shropshire, Jr.
                                         ------------------------------
                                         William S. Shropshire, Jr.
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Secretary and Treasurer