Form 10-Q
period 2000-07-01
DYERSBURG CORP
filed 2000-08-14
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000
                           Commission File No. 1-11126

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

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Title of each            Number of shares outstanding as of July 31, 2000
-----------------------------   -----------------------------------------------

Common Stock $0.01 par value                     13,388,556

INDEX TO FORM 10-Q

DYERSBURG CORPORATION

PART I--FINANCIAL INFORMATION                                                           PAGE
-----------------------------                                                           ----
ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets at
             July 1, 2000, and October 2, 1999............................................3
         Condensed Consolidated Statements of Operations
              for the Three Months Ended July 1, 2000,
              and July 3, 1999; Nine Months Ended
              July 1, 2000, and July 3, 1999..............................................4
         Condensed Consolidated Statements of Cash
              Flows for the Nine Months Ended
              July 1, 2000, and July 3, 1999..............................................5
         Notes to Condensed Consolidated Financial
              Statements..................................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................13

PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS..................................17

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.................................................17

SIGNATURES...............................................................................17


                              DYERSBURG CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    JULY 1,     OCTOBER 2,
                                                                     2000          1999
                                                                   ---------     ---------
ASSETS

Current assets:
    Cash ......................................................    $     145     $     158
    Accounts receivable, net of allowance for doubtful accounts
    of $2,252 at July 1, 2000, and $2,826 at October 2, 1999 ..       60,512        50,509
    Inventories ...............................................       40,816        36,735
    Income taxes receivable ...................................           28         8,253
    Deferred income taxes .....................................        2,972         3,850
    Prepaid expenses and other ................................        1,704         2,864
                                                                   ---------     ---------
         Total current assets .................................      106,177       102,369

    Property, plant and equipment, net ........................      113,482       120,688
    Goodwill, net .............................................       87,307        90,954
    Deferred debt costs .......................................        4,445         5,018
    Assets held for sale and other ............................        3,502         3,905
                                                                   ---------     ---------

                                                                   $ 314,913     $ 322,934
                                                                   =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ...................................    $  15,081     $  14,697
     Accrued expenses .........................................       15,738        11,127
     Current portion of long-term obligations .................       68,098         3,400
                                                                   ---------     ---------
         Total current liabilities ............................       98,917        29,224

     Long-term obligations ....................................      132,900       194,460
     Deferred income taxes ....................................        2,972         7,779
     Other liabilities ........................................           --         1,571

Shareholders' equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Common stock, $.01 par value, authorized 40,000,000 shares;
  issued and outstanding shares 13,388,556 at July 1, 2000, and
  13,341,066 at October 2, 1999 ...............................          134           133
  Additional paid-in capital ..................................       42,828        42,773
  Retained earnings ...........................................       37,618        46,994
  Accumulated other comprehensive loss ........................         (456)           --
                                                                   ---------     ---------
         Total shareholders' equity ...........................       80,124        89,900
                                                                   ---------     ---------

                                                                   $ 314,913     $ 322,934
                                                                   =========     =========

See notes to condensed consolidated financial statements.

                              DYERSBURG CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                   -----------------------------     -----------------------------
                                      JULY 1,          JULY 3,          JULY 1,          JULY 3,
                                       2000             1999             2000             1999
                                   ------------     ------------     ------------     ------------
Net sales .....................    $     87,852     $     83,053     $    234,925     $    238,582

Costs and expenses:
   Cost of sales ..............          79,921           70,864          208,274          205,502
   Selling, general and
   administrative .............           8,063            9,086           23,376           26,499
   Restructuring charge .......             697           10,993              697           10,993
   Interest and amortization of
   debt costs .................           5,174            5,248           14,899           15,350
                                   ------------     ------------     ------------     ------------

Total costs and expenses ......          93,855           96,191          247,246          258,344
                                   ------------     ------------     ------------     ------------

Loss before income taxes ......          (6,003)         (13,138)         (12,321)         (19,762)

Income tax benefit ............          (1,272)          (4,597)          (2,945)          (6,917)
                                   ------------     ------------     ------------     ------------

Net loss ......................    $     (4,731)    $     (8,541)    $     (9,376)    $    (12,845)
                                   ============     ============     ============     ============
Weighted average shares
outstanding:
    Basic .....................      13,388,556       13,347,221       13,375,100       13,343,954
    Diluted ...................      13,388,556       13,347,221       13,375,100       13,343,954
                                   ============     ============     ============     ============
Earnings (loss) per share:
    Basic .....................    $      (0.35)    $      (0.64)    $      (0.70)    $      (0.96)
                                   ============     ============     ============     ============
    Diluted ...................    $      (0.35)    $      (0.64)    $      (0.70)    $      (0.96)
                                   ============     ============     ============     ============

Dividends per share ...........    $       0.00     $       0.00     $       0.00     $       0.02
                                   ============     ============     ============     ============


See notes to condensed consolidated financial statements.

                              DYERSBURG CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                           ---------------------
                                                            JULY 1,      JULY 3,
                                                             2000         1999
                                                           --------     --------
OPERATING ACTIVITIES
   Net loss ...........................................    $ (9,376)    $(12,845)
   Adjustments to reconcile to net cash (used in)
   provided by operating activities:
        Depreciation and amortization .................      14,808       15,303
        Write-down of fixed assets ....................          --        6,970
        Decrease (increase) in accounts receivable, net     (10,002)      14,586
        Decrease (increase) in inventory ..............      (4,081)       1,768
        (Decrease) increase in trade accounts payable .         383       (9,349)
        Federal income taxes ..........................       8,225       (1,228)
        Other-net .....................................       1,959          308
                                                           --------     --------

        Net cash provided by operating activities .....       1,916       15,513

INVESTING ACTIVITIES
   Capital expenditures ...............................      (5,122)      (6,514)
   Other-net ..........................................         768       (4,414)
                                                           --------     --------

          Net cash used in investing activities .......      (4,354)     (10,928)

FINANCING ACTIVITIES
   Net borrowing (repayment) of debt ..................       3,138       (4,433)
   Dividends paid .....................................          --         (266)
   Other ..............................................        (713)          21
                                                           --------     --------

          Net cash used in financing activities .......    $  2,425     $ (4,678)
                                                           --------     --------

          Net increase (decrease) in cash .............         (13)         (93)
Cash at  beginning of period ..........................         158          265
                                                           --------     --------

Cash at end of period .................................    $    145     $    172
                                                           ========     ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

July 1, 2000

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

NOTE B--INVENTORIES

                                            JULY 1,              OCTOBER 2,
                                             2000                   1999
                                           --------              ----------
                                                  (IN THOUSANDS)

Raw materials.........................     $ 10,724               $ 11,611
Work in process.......................       16,163                 12,436
Finished goods........................       12,273                 10,919
Supplies and other....................        1,656                  1,769
                                           --------               --------

                                           $ 40,816               $ 36,735
                                           ========               ========

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

         Effective August 19, 1999, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a three-year $84,000,000 revolving line of credit (the "Revolver") and a three-year $26,000,000 term loan (the "Term Loan"). Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin currently equal to 2.75% for the Revolver and 3.25% for the Term Loan, or, at the Company's option, bear interest at the lender's base rate (the base rate was 9.5% at July 1, 2000) plus a margin equal to 1.0%, for the Revolver and 1.5% for the Term Loan. The availability under the Revolver is limited at all times, through maturity, to a receivables and inventory borrowing base.

         The Company is currently in default under the terms of its Credit Agreement as a result of its failure to achieve the prescribed level of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) during the second and third fiscal quarters of 2000. On May 12, 2000, the Company entered into a Forbearance Agreement with its Lenders. Under the Forbearance Agreement, the Lenders agreed that for a period ending on August 25, 2000 they will continue to make Revolving Loans and Letter of Credit accommodations available to the Company under the Credit Agreement and will not exercise any remedies available to the Lenders as a result of the Company's default, including the right to accelerate collection of the Company's obligations or to foreclose on the Company's assets. The Lenders obligations under the Forbearance Agreement were conditioned on the Company achieving consolidated EBITDA levels for the three-month period ending July 1, 2000, and for the four-month period ending July 29, 2000 and maintaining Net Worth (as defined in the Credit Agreement) of at least $110 million.

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

         The Company continues to access its Revolver. On August 10, 2000, the Company and its Lenders entered into a First Amendment to the Forbearance Agreement which extended the termination of the forbearance period from August 25, 2000 to October 25, 2000, eliminated the requirement that the Company achieve certain consolidated EBITDA levels for the three-month period ending July 1, 2000 and for the four-month period ending July 29, 2000 and increased the reserve against borrowing availability under the Revolver from $5 million to $7 million.

         The Company has retained financial and legal advisors to assist in developing strategic alternatives relating to a restructuring of its long term indebtedness. In addition, at the Company's suggestion, holders of the Subordinated Notes have formed an informal committee of the holders of such Notes (the "Noteholders Committee"). The Noteholders Committee, the members of which purport to hold approximately 60% of the outstanding Subordinated Notes, have retained a legal advisor. The Company, the Lenders and the Noteholders Committee are engaged in discussions concerning the restructuring of the Company's long term indebtedness.

         Under the terms of the subordination provisions contained in the Indenture governing the Subordinated Notes, upon the occurrence of a default in respect of any Designated Senior Debt (as defined therein), the holders of such Designated Senior Debt may deliver a written notice of such default to the Trustee under the Indenture. After the delivery of such a notice to the Trustee, no payments of any kind may be made by the Company to the holders of the Subordinated Notes for a period of up to 179 days. The Company has been informed that on August 11, 2000, the Lenders, as holders of Designated Senior Debt, delivered such a notice to the Trustee. Unless such notice is rescinded by the Lenders, the Company will be precluded from making the semi-annual interest payment on the Subordinated Notes due on September 1, 2000.

NOTE D--EARNINGS (LOSS) PER SHARE

The table below sets forth the computations of basic and diluted earnings per share:

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                    ------------------------------    -----------------------------
                                       JULY 1,          JULY 3,          JULY 1,          JULY 3,
                                        2000             1999             2000             1999
                                    ------------     ------------     ------------     ------------
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator for basic and diluted
earnings per share--net loss ...    $     (4,731)    $     (8,541)    $     (9,376)    $    (12,845)

Denominator:
Denominator for basic earnings
(loss) per share--weighted
average shares .................      13,388,556       13,347,221       13,375,100       13,343,954

Effect of dilutive securities:
Employee stock options .........              --               --               --               --
                                    ------------     ------------     ------------     ------------
Denominator for diluted earnings
(loss) per share--adjusted
weighted average shares ........      13,388,556       13,347,221       13,375,100       13,343,954
                                    ============     ============     ============     ============
Basic earnings (loss) per
share ..........................    $      (0.35)    $      (0.64)    $      (0.70)    $      (0.96)
                                    ============     ============     ============     ============
Diluted earnings (loss) per
share ..........................    $      (0.35)    $      (0.64)    $      (0.70)    $      (0.96)
                                    ============     ============     ============     ============

NOTE E--PENSION

         The Company elected to freeze benefits under its salaried and hourly defined benefit pension plans as of December 31, 1999. This resulted in the recognition of a curtailment gain on the salary plan of approximately $1,700,000. Also, in connection with the curtailment of the hourly plan, the Company recognized additional net minimum pension liability of $456,000 (net of applicable taxes of $245,000). The additional net minimum pension liability has been recorded as accumulated other comprehensive loss on the balance sheet at July 1, 2000.

NOTE F--COMPREHENSIVE LOSS

         The following table provides a reconciliation of net loss reported in the Company's consolidated condensed statements of operations to comprehensive loss:

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                ----------------------    ----------------------
                                 JULY 1,      JULY 3,      JULY 1,      JULY 3,
                                  2000         1999         2000         1999
                                --------     --------     --------     --------
                                                  (IN THOUSANDS)

Net loss ...................    $ (4,731)    $ (8,541)    $ (9,376)    $(12,845)

Other comprehensive loss:
  Additional minimum pension
  liability ................          --           --         (701)          --

Tax effect .................          --           --          245           --
                                --------     --------     --------     --------
 Net of tax ................          --           --         (456)          --

Comprehensive loss .........    $ (4,731)    $ (8,541)    $ (9,832)    $(12,845)
                                ========     ========     ========     ========

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

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter 1999. The components of the charge included $4,499,000 million for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at July 1, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,531,000 at July 1, 2000. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year. As a result of the restructuring, the Company has idle assets of approximately $1.0 million, which continue to be depreciated.

         The following is a summary of activity in the restructuring reserves for severance and related expenses (in thousands):

         June 1999 restructuring charge                        $ 4,023
         Payments                                                 (353)
                                                               -------
         Balance at July 3, 1999                                 3,670
         Payments                                               (3,292)
         Additional severance recorded                             476
                                                               -------
         Balance at October 2, 1999                                854
         Payments                                                 (457)
                                                               -------
         Balance at January 1, 2000                                397
         Payments                                                 (129)
                                                               -------
         Balance at April 1, 2000                                  268
         Payments                                                  (24)
                                                               -------
         Balance at July 1, 2000                               $   244
                                                               =======

         There was $697,000 of restructuring charges in the third quarter of 2000. These charges were related to fees for the Company's financial and legal advisors in addition to expenses paid for the legal advisors to the Company's creditors. At July 1, 2000, there is $165,000 reflected in prepaid expenses that relate to retainers for the Company's advisors.

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

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's primary knit fabric markets: textile and stretch fabrics. Sales for textile and stretch fabrics for the quarters ended July 1, 2000 and July 3, 1999 were $72.2 million and $8.9 million, and $73.0 million and $10.0 million respectively. Sales for textile and stretch fabrics for the nine months ended July 1, 2000 and July 3, 1999 were $192.5 million and $24.9 million, and $211.4 million and $27.0 million respectively. The Company has aggregated these two markets into a single reportable textile segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics such as average gross margin, and the product lines are similar in regards to nature of production processes, type of customers, and method used to distribute products. The Company's textile segment manufactures in U.S. plants and markets fabric through its sales offices, principally sold to customers in the U.S.

         The Company also has an apparel segment. The apparel segment purchases fabric, contracts for cutting, sewing and packaging from companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. The apparel segment has a 50% equity investment in an apparel manufacturing joint venture in the Dominican Republic, which is not material at July 1, 2000. The Company accounts for the joint venture using the equity method, and accordingly does not include net sales and other individual items of profit and loss in its Consolidated Statements of Operations or the following table.

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                     -----------------------     -----------------------
                                       JULY 1,       JULY 3,       JULY 1,       JULY 3,
                                        2000          1999          2000          1999
                                     ---------     ---------     ---------     ---------
                                                        (IN THOUSANDS)
Net sales
         Textile ................    $  81,109     $  83,030     $ 217,379     $ 238,464
         Apparel ................        6,743            23        17,546           118
                                     ---------     ---------     ---------     ---------
Consolidated net sales ..........    $  87,852     $  83,053     $ 234,925     $ 238,582

Operating income (loss)
         Textile ................    $   1,766     $   4,228     $   9,555     $   9,836
         Apparel ................       (1,181)         (415)       (4,132)       (1,168)

Restructuring charges ...........          697        10,993           697        10,993
Amortization of goodwill ........          717           710         2,148         2,087
Interest and amortization of debt
    costs .......................        5,174         5,248        14,899        15,350
                                     ---------     ---------     ---------     ---------
   Consolidated income (loss)
    before taxes ................    $  (6,003)    $ (13,138)    $ (12,321)    $ (19,762)

Depreciation
         Textile ................    $   3,743     $   3,821     $  11,518     $  12,251
         Apparel ................           85            75           268           211
                                     ---------     ---------     ---------     ---------
                                     $   3,828     $   3,896     $  11,786     $  12,462
Capital expenditures
         Textile ................    $   1,326     $   1,086     $   5,112     $   5,862
         Apparel ................           --            91            10           652
                                     ---------     ---------     ---------     ---------
                                     $   1,326     $   1,177     $   5,122     $   6,514
Assets at end of period
         Textile ................    $ 206,342     $ 221,060     $ 206,342     $ 221,060
         Apparel ................        9,350         1,446         9,350         1,446
         Assets not allocated to
           segments .............       99,221       115,449        99,221       115,449
                                     ---------     ---------     ---------     ---------
                                     $ 314,913     $ 337,955     $ 314,913     $ 337,955
                                     =========     =========     =========     =========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

         This report contains certain forward-looking statements within the meaning of the federal securities laws, all of which are intended to be covered by the safe harbors created thereby. These statements include all statements regarding the Company's intent, belief and expectations (such as statements concerning the Company's liquidity and future operating and financial strategies and results) and any other statements with respect to matters other than historical fact. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties (some of which are beyond the control of the Company) including, without limitation, the ability of the Company to restructure its long-term indebtedness, the ability of the Company to continue to access availability under the Credit Agreement, the ability of the Company to comply with the terms of the Forbearance Agreement and the Credit Agreement, in each case as amended, risks associated with the Company's use of substantial financial leverage, access to trade credit and terms from suppliers, the ability of the Company to improve its operating performance, restrictions imposed by the terms of the Company's credit facility, the Company's ability and success in achieving cost savings, the Company's ability to compete with other suppliers and to maintain acceptable gross margins, potential adverse developments with respect to the cost and availability of raw materials and labor, risks associated with governmental regulation and trade policies, and potential adverse developments regarding product demand or mix. Moreover, although the Company believes that any assumptions underlying the forward-looking statements contained herein are reasonable however, any of the assumptions could prove to be inaccurate. Therefore, in light of these known and unknown risks and uncertainties, there can be no assurances that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company or any other person that the forward-looking statements included in this report will prove to the accurate. The Company undertakes no obligation to update any forward-looking statements contained in this report.

RESULTS OF OPERATIONS

         Net sales for the quarter ended July 1, 2000, increased 5.8% to $87.9 million versus $83.1 million for the same quarter of the prior year. The increase in net sales for the quarter versus the same quarter of the prior year was primarily a result of sales in the apparel group. The apparel segment's net sales for the third quarter 2000 were $6.7 million compared to $23,000 in the third quarter of 1999. Total textile net sales for the quarter decreased by 2% compared to the same period of the prior year. Net sales for the nine months ended July 1, 2000, decreased by 1.5% compared to the same period of the prior year. Year-to-date textile net sales decreased 8.8% from the same period of the prior year. This decrease in textile net sales was primarily a result of reduced average prices of units shipped. Year-to-date apparel net sales were $17.5 million in fiscal 2000 versus $117,000 in fiscal 1999. Gross margins for the quarter and year-to-date declined to 9.0% and 11.3% versus 14.7% and 13.9% for the same period in fiscal 1999, respectfully. The gross margins were unfavorably impacted primarily by negative margins realized among certain programs within the apparel segment. The negative contribution by these programs was incurred due to higher than anticipated requirements for fabric necessary to manufacture the garments produced during fiscal 2000. Additionally, gross margins decreased as additional costs were incurred to increase textile production for demand.

         Selling, general and administrative expenses for the quarter were $8.1 million compared to $9.1 million for the same period of 1999, or an 11.3% decrease. Year-to-date selling, general and administrative expenses were $23.4 million compared to $26.5 million for the same period of 1999, or an 11.8% decrease. The year-to-date decrease was primarily due to a one-time credit of approximately $1.6 million stemming from the consolidation of employee benefit plans.

         Interest expense in the third quarter of fiscal 2000 of $5.2 million and year-to-date of $14.9 million was lower than that of the same periods of fiscal 1999 due to reduced borrowing levels. The effective tax rate for the third quarter of fiscal 2000 was 21.2% and year-to-date was 23.9%. The effective tax rate differs significantly from the statutory rate of approximately 35% due to non-deductible permanent differences, primarily certain goodwill, and valuation allowances established for recoverability of income taxes.

         Net loss for the quarter ended July 1, 2000 was $4.7 million, or $0.35 per share, versus net loss of $8.5 million, or $0.64 per share, for the same period in fiscal 1999. For the nine months ended July 1, 2000, the net loss was $9.4 million, or $0.70 per share, versus net loss of $12.8 million, or $0.96 per share, for the same period in fiscal 1999. Losses per share are the same whether calculated on a basic or diluted basis. The diluted weighted average number of shares outstanding for the quarter and year-to-date was approximately 13,389,000 and 13,375,000, respectively.

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

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 million for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at July 1, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,531,000 at July 1, 2000. The timing of the disposal of these assets is not easily determined, but management of the Company does not believe any significant sales will likely occur within one year. As a result of the restructuring, the Company has idle assets of $1.0 million, which continue to be depreciated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently in default under the terms of its Credit Agreement as a result of its failure to achieve the prescribed level of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) during the six-month period ended April 1, 2000 and the nine-month period ended July 1, 2000. On May 12, 2000, the Company entered into a Forbearance Agreement with its Lenders. Under the Forbearance Agreement, the Lenders agreed that for a period ending on August 25, 2000 they will continue to make Revolving Loans and Letter of Credit accommodations available to the Company under the Credit Agreement and will not exercise any remedies available to the Lenders as a result of the Company's default, including the right to accelerate collection of the Company's obligations or to foreclose on the Company's assets. The Lenders obligations under the Forbearance Agreement are conditioned on the Company achieving a consolidated EBITDA of at least $5 million for the three-month period ending July 1, 2000, and at least $7 million for the four-month period ending July 29, 2000 and maintaining Net Worth (as defined in the Credit Agreement) of at least $110 million.

         On May 12, 2000, the Company and its Lenders also entered into a First Amendment to the Loan and Security Agreement. The amendment restricts certain investments in affiliates and joint ventures and property transfers that were previously permitted under the Credit Agreement.

         The Company continues to access its Revolver. On August 10, 2000, the Company and its Lenders entered into a First Amendment to the Forbearance Agreement which extended the termination of the forbearance period from August 25, 2000 to October 25, 2000, eliminated the requirement that the Company achieve certain consolidated EBITDA levels for the three-month period ending July 1, 2000 and for the four-month period ending July 29, 2000 and increased the reserve against borrowing availability under the Revolver from $5 million to $7 million.

         The Company has retained financial and legal advisors to assist in developing strategic alternatives relating to a restructuring of its long term indebtedness. In addition, at the Company's suggestion, holders of the Subordinated Notes have formed an informal committee of the holders of such Notes (the "Noteholders Committee"). The Noteholders Committee, the members of which purport to hold approximately 60% of the outstanding Subordinated Notes, have retained a legal advisor. The Company, the Lenders and the Noteholders Committee are engaged in discussions concerning the restructuring of the Company's long term indebtedness.

         Under the terms of the subordination provisions contained in the Indenture governing the Subordinated Notes, upon the occurrence of a default in respect of any Designated Senior Debt (as defined therein), the holders of such Designated Senior Debt may deliver a written notice of such default to the Trustee under the Indenture. After the delivery of such a notice to the Trustee, no payments of any kind may be made by the Company to the holders of the Subordinated Notes for a period of up to 179 days. The Company has been informed that on August 11, 2000, the Lenders, as holders of Designated Senior Debt, delivered such a notice to the Trustee. Unless such notice is rescinded by the Lenders, the Company will be precluded from making the semi-annual interest payment on the Subordinated Notes due on September 1, 2000.

         In accordance with generally accepted accounting principles, as a result of the default under the Credit Agreement, the amounts outstanding under the Credit Agreement have been reflected in current liabilities on the balance sheet.

         Working capital and the current ratio decreased to $7.3 million and 1.1:1 at July 1, 2000, from $73.1 million and 3.5:1, respectively, at October 2, 1999. Changes in this ratio are the result of the classification of amounts outstanding under the Company's Credit Agreement as to current liabilities. The Company's debt-to-capital ratio was 71.5% at July 1, 2000, compared to 68.8% at October 2, 1999.

         Net receivables of $60.5 million at July 1, 2000, increased from the level at October 2, 1999, due to higher sales levels. Inventories increased to $40.8 million at the end of the third quarter from $36.7 million at the end of the fourth quarter of fiscal 1999 for sales volume increases during the third and fourth quarters.

         Capital expenditures for the nine months ended July 1, 2000, were $5.1 million versus $6.5 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $9 million in fiscal 2000.

         Based on the borrowing base computation within the Credit Agreement, the amount of additional borrowing available under the Credit Agreement at July 1, 2000, was approximately $5.9 million. Availability under the Credit Agreement and trade credit and terms from suppliers are the Company's primary sources of liquidity. The Company believes that cash flow from operations and the Credit Agreement will be sufficient to meet normal operating needs until October 25, 2000. However, the ability of the Company to meet its operating needs is dependent upon a combination of factors, including its ability to restructure its long-term indebtedness and to continue to access liquidity from the Credit Agreement and other factors described under "Cautionary Note Regarding Forward Looking Information".

PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted to a vote of shareholders during the three months ended July 1, 2000.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Exhibits:

10 - Material Contract

         (a) First Amendment to Forbearance Agreement among Dyersburg Corporation (and certain of its subsidiaries) and its Lenders dated August 10, 2000.

27       Financial Data Schedule (for SEC use only)

         b) The Company did not file any reports on Form 8-K during the three months ended July 1, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 15, 2000                              /s/ WILLIAM S. SHROPSHIRE, JR.
                                             ------------------------------
                                             William S. Shropshire, Jr.
                                             Executive Vice President,
                                             Chief Financial Officer,
                                             Secretary and Treasurer