Form 10-K
period 2000-09-30
DYERSBURG CORP
filed 2000-12-20
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000
                           Commission File No. 1-11126

                              DYERSBURG CORPORATION
                  Debtor-In-Possession as of September 25, 2000
             (Exact Name of Registrant as Specified in Its Charter)



                TENNESSEE                                62-1363247
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)


  15720 JOHN J DELANEY DRIVE, SUITE 445                    28277
              CHARLOTTE, NC                              (Zip Code)
(Address of Principal Executive Offices)


                                 (704) 341-2299
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:


                               TITLE OF EACH CLASS
                               -------------------
                       Common Stock, Par Value $.01/Share
                      and associated stock purchase rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 8, 2000, 13,388,556 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $43,405 based on the closing price of such stock on the OTC-Bulletin Board on December 8, 2000, assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                              DYERSBURG CORPORATION
                                FORM 10-K REPORT
                                TABLE OF CONTENTS

PART I...............................................................................1

   1.    BUSINESS....................................................................1
   2.    PROPERTIES..................................................................6
   3.    LEGAL PROCEEDINGS...........................................................7
   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................7

PART II..............................................................................7

   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......7
   6.    SELECTED FINANCIAL DATA.....................................................9
   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS..............................................................10
   7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................15
   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................17
   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.......................................................39

PART III............................................................................39

   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................39
   11.   EXECUTIVE COMPENSATION.....................................................42
   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............46
   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................47

PART IV.............................................................................48

   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............48

SIGNATURES..........................................................................49

INDEX TO EXHIBITS...................................................................50

                                     PART I

ITEM 1.  BUSINESS

         Except where the context indicates otherwise, the "Company" means Dyersburg Corporation and its subsidiaries, and the "Registrant" means Dyersburg Corporation without reference to its subsidiaries.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On September 25, 2000, the Company and all 13 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (the "Chapter 11 Cases") and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 00-3746. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

         Although the Debtors expect to emerge from bankruptcy in the second quarter of fiscal 2001, there can be no assurance that the reorganization plan proposed by the Debtors (the "Plan") will be confirmed by the Bankruptcy Court, or that the Plan will be consummated on a timely basis or at all. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward Looking Information. As provided by the Bankruptcy Code, a plan of reorganization must be confirmed by the Bankruptcy Court. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The Plan proposed by the Company involves a debt conversion of the Company's pre-petition 9 3/4% Subordinated Notes due 2007 (the "Subordinated Notes") into newly issued common equity of the reorganized Company and a $15.0 million Senior Subordinated Payment-in-Kind Note with an interest rate of 13% per annum and a term of seven years (the "PIK Note"). Under the Plan, the existing common stock of the Company would be cancelled and the holders of our currently outstanding common stock would receive two series of warrants to acquire up to 15% of the new common stock on a fully-diluted basis. The exercise price of the Series A Warrants will be $10.39 per share and will be exercisable for 5% of the new common stock. The exercise price of the Series B Warrants (together with the Series A Warrants, the "Warrants") will be $12.38 per share and will be exercisable for 10% of the new common stock. The Warrants expire five years after the date of issuance. Accordingly, the Company believes the outstanding common stock is highly speculative, and it may have no value.

         At the first hearing held on September 26, 2000 before Judge Mary F. Walrath, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received after September 25, 2000, and to pay pre-petition unsecured trade claims to vendors. Substantially all pre-petition trade claims have been paid in full.

         The Company obtained debtor-in-possession financing (the "DIP Facility") from the same lenders that financed the Company's Credit Agreement, dated as of August 17, 1999. The Bankruptcy Court approved the DIP Facility on an interim basis on September 26, 2000 and on a final basis on October 13, 2000. The DIP Facility provides for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Term loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.00% for LIBOR rate loans and at the base rate plus 1.00% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) 180 days from the entry by the Bankruptcy Court of the interim order approving the DIP Facility. The Company's obligations under the DIP Facility are secured by liens on substantially all of the Company's and its subsidiaries' assets and a pledge of the shares of all of the Company's subsidiaries.

         The Company has filed various motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. The Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) the ability to pay vendors and other providers in the ordinary course for goods and services provided to the Company, and (iii) the extension of time to assume or reject leases or executory contracts. Under the Plan, the Company will reject the Shareholders' Agreement dated April 8, 1997, between the Company and PT Texmaco Jaya, and the Agreement dated April 8, 1997, among Polysindo Hong Kong Limited and the Company (the "Texmaco Agreements") pursuant to Section 365(a) of the Bankruptcy Code. See Certain Relationships and Related Transactions. The Company also intends to reject its 1992 Stock Incentive Plan and its Non-Qualified Stock Option Plan for Employees of Acquired Companies.

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern.

GENERAL

         The Company is a manufacturer of knit fleece, jersey and stretch fabrics sold principally to domestic apparel producers ("Textile" products). The Company's fleece fabrics are used to produce (i) outerwear apparel suitable for outdoor recreational activities, as well as casual sportswear; (ii) children's and women's sportswear, including sweatshirts and sweatpants; (iii) infant blanket sleepers and (iv) blankets and throws. The Company's jersey fabrics are used to produce a broad range of women's and children's lightweight apparel, including tops and shorts. The Company's stretch fabrics are used to produce a variety of activewear, including dancewear, swimwear, biking and running garments, recreational and casual sportswear and intimate apparel. The Company's manufacturing operations are vertically integrated, beginning with the conversion of fiber into yarn and knitting, dyeing and finishing the fabric in a wide range of styles and colors. The Company's fabrics are used in apparel marketed by leading brands such as Calvin Klein, Columbia, Health-Tex, Danskin, Patagonia, Polo, Tommy Hilfiger and William Carter; and sold to catalog merchants and specialty stores such as L.L. Bean and Eddie Bauer, department stores and national chains.

         The Company also has an apparel manufacturing business. The apparel business purchases fabric primarily from its Textile business, contracts for cutting, sewing and packaging from companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S.. The apparel business also has a joint venture in the Dominican Republic. The Company manufactures apparel products for leading brands such as Nike, SanMar and Timberland.

         The Company is a Tennessee corporation that was formed in 1929 and, through the early 1990s, marketed its fabrics to apparel manufacturers that supplied children's and women's apparel. In 1992, the Company began implementing a strategy of broadening its line to include knit fabrics, including outerwear fleece and stretch fabrics, and targeting manufacturers of brand name apparel, catalog merchants, specialty stores, department stores and national chains. To support this shift in strategy, over the past several years the Company has upgraded its manufacturing operations and has increased its investment in marketing, research and development and customer service capabilities.

         On August 27, 1997, the Company acquired AIH Inc. ("Alamac"), then a subsidiary of WestPoint Stevens Inc. ("WestPoint Stevens") (the "Acquisition"). Formed in 1946, Alamac is a manufacturer of interlock, jersey, pique and other knit fabrics sold primarily to domestic apparel producers. Similar to the Company's other manufacturing operations, Alamac's manufacturing operations are vertically integrated.

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

MANUFACTURING/SEASONALITY

         To support the Company's strategy of broadening its line of fabrics and to seek manufacturing efficiencies and reduce manufacturing costs, the Company invested significantly in its manufacturing operations. During 1996, the Company updated its yarn manufacturing facilities resulting in a reduction in the production of off-quality yarns and a decrease in the labor component of its manufacturing costs. The Company's dyeing and finishing operations have also been significantly expanded and redesigned to accommodate sales of outerwear fleeces and performance cottons. As a result of its plant modernization program, the Company has improved its ability to produce high quality, competitively priced fabrics and to be versatile and flexible with respect to the weight, gauge and composition of its fabrics. The Company's yarn spinning, knitting, dyeing and finishing equipment can be used with a variety of fibers and blends to meet shifts in consumer demand.

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

         The Company's sales have historically had a pronounced seasonal pattern with the majority of its sales occurring during its third quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         One of the Company's customers, Garan Incorporated, accounted for more than 10% of the Company's net sales for the year ended September 30, 2000. No other customer accounted for more than 10% of sales in fiscal 2000.

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

RAW MATERIALS

         The Company uses three primary fibers as raw material for producing yarn: acrylic, polyester and cotton. Cotton makes up approximately 60%, acrylic approximately 5%, and polyester approximately 35% of the raw material fiber used in production. Cotton is an agricultural commodity, while acrylic and polyester are petroleum based. These items are subject to market price fluctuations, but supplies are not dependent on any single vendor, and management believes that sources for materials will be adequate to meet requirements. The Company purchases yarns from a number of vendors and maintains several sources for branded and non-branded spandex and synthetic blend yarns.

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

         Many of the manufacturing facilities owned by the Company have been in operation for several decades. Historical waste disposal and hazardous substance releases and storage practices may have resulted in on-site and off-site remediation liability for which the Company would be responsible. In addition, certain wastewater treatment facilities and air emission sources may have to be upgraded to meet more stringent environmental requirements in the future. Although the Company cannot with certainty assess at this time the impact of future emission standards or enforcement practices under the foregoing environmental laws and regulations and, in particular, under the 1990 Clean Air Act, upon its operations or capital expenditure requirements, the Company believes that it is currently in compliance in all material respects with applicable environmental and health and safety laws and regulations. The Company is aware of certain environmental contamination at the Alamac facilities. The Company estimates that the remaining cost to remediate such contamination is approximately $650,000.

EMPLOYEES

         At September 30, 2000, the Company employed approximately 2,200 people in hourly, salaried, supervisory, management and administrative positions. No labor union represents any of the Company's employees, and the Company believes its relationship with its employees to be good.

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

         The primary Dyersburg facility was built in 1929 with 275,000 square feet of floor space. After several expansions, it now contains approximately 888,000 square feet of plant space situated on 30 acres of land. The knitting facility (completed in December 1993) encompasses approximately 155,000 square feet situated on approximately 30 acres in the Dyersburg Industrial Park. The floor space is distributed as follows: 684,000 square feet for manufacturing, 273,000 square feet for warehousing and distribution, 28,000 square feet for offices and 60,000 square feet for maintenance shops and boiler space. A warehouse facility containing approximately 213,000 square feet was completed in September 1997.

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

ITEM 3.  LEGAL PROCEEDINGS

         On September 25, 2000, the Company and 13 of its subsidiaries filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 00-3746.

         Additional information regarding the Chapter 11 Cases is set forth in Business - Proceedings Under Chapter 11 of the Bankruptcy Code, Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern.

         The Company is a party to various lawsuits arising out of the conduct of its business, none of which is expected by the Company to have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2000 ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         During 1999 and through April 1, 2000, the Company's common stock traded on the New York Stock Exchange (the "NYSE") under the symbol "DBG." On September 23, 1999, the NYSE notified the Company that it was reviewing the listing status of the Company's listed securities, including the common stock. On April 6, 2000, the NYSE announced that trading in the common stock was suspended effective on that date, and it was later delisted. Subsequent to April 1l, 2000, the common stock has been traded on the OTC Bulletin Board under the symbol "DBGC." The high and low sales prices for the common stock as reported by the NYSE until April 6, 2000 and the high and low bid prices on the OTC Bulletin Board after April 11, 2000 were as follows:

                                    Quarters        High          Low
                                    --------        ----          ---
                    Fiscal 2000      First        $1  1/16      $  7/32
                                     Second        1  1/4          3/8
                                     Third            6/25         1/6
                                     Fourth           1/5          1/91

                    Fiscal 1999      First        $4  3/8       $2 3/4
                                     Second        3 13/16       1 9/16
                                     Third         1 13/16       1 1/4
                                     Fourth        1  1/4          9/32

The OTC market quotations reflect inter-dealer quotations, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS

         As of December 8, 2000, the closing bid price reported on the OTC Bulletin Board was $0.012, and the Company had approximately 2,800 shareholders based on the number of record holders of the Company's Common Stock and an estimate of the number of individual participants represented by security position listings.

DIVIDENDS

         During the first two quarters of fiscal 1999 the Company declared and paid regular quarterly cash dividends of $ .01 per share of common stock. At its regularly scheduled meeting on May 11, 1999, the board of directors voted to discontinue the payment of cash dividends. The DIP Facility contains certain restrictive covenants, including a prohibition on the payment of cash dividends.

         On September 25, 2000, the Company and its subsidiaries filed voluntary petition for reorganization under Chapter 11. The Plan proposed by the Company involves a debt conversion of the Subordinated Notes into newly issued common equity of the reorganized Company and the issuance of a PIK Note. Under the Plan, the currently outstanding common stock would be cancelled and the holders of the currently outstanding common stock would receive the Warrants to acquire up to fifteen (15%) percent of the new common stock. The Company believes the outstanding common stock is highly speculative, and may have no value. See Management's Discussion and Analysis of Financial Condition and Operating Results - Overview.

ITEM 6. SELECTED FINANCIAL DATA

                                                   2000          1999           1998      1997(a)         1996
-------------------------------------------------------------------------------------------------------------------
                                                  (in thousands, except ratios, percentages and per share data)
SUMMARY OF OPERATIONS:
   Net Sales                                    $ 306,351     $ 311,460       $417,525   $ 250,193       $195,866
   Income (loss) before income taxes and
   extraordinary loss                             (24,519)      (24,980)(b)     12,346      21,900         14,254
   Income tax (benefit) expense                    (4,271)       (7,958)         5,313       8,634          5,854
   Income (loss) before extraordinary loss        (20,248)      (17,022)         7,033      13,266          8,400
   Extraordinary loss                                  --        (1,203)(c)         --        (905)(d)         --
   Net income (loss)                              (20,248)      (18,225)         7,033      12,361          8,400

PER SHARE OF COMMON STOCK:
   Earnings Per Share (diluted)
      Income (loss) before extraordinary loss   $   (1.51)    $   (1.28)      $   0.53   $    1.01       $   0.61

      Extraordinary loss                               --         (0.09)            --       (0.07)            --
      Net income (loss)                             (1.51)        (1.37)          0.53        0.94           0.61

   Cash dividends                                      --          0.02           0.04        0.04           0.04
   Stock range:
      High                                           1.25          4.38          14.00       13.44           6.25
      Low                                            0.01          0.28           3.50        5.38           3.88
   Book value                                        5.16          6.74           8.13        7.61           6.75
   Weighted average common
      Shares outstanding (diluted)                 13,378        13,345         13,336      13,210         13,681

CAPITAL EXPENDITURES AND DEPRECIATION:
   Capital expenditures                         $   6,573     $  10,158       $ 17,564   $  14,041       $ 11,778
   Depreciation                                    15,782        15,821         15,721      11,742          9,573

STATISTICAL DATA:
   Income (loss) before extraordinary item
       to average shareholders' equity             (25.49)%      (17.17)%         6.72%      14.05%          9.76%
   Inventory turnover (e)                            6.60          6.09           5.81        5.69(f)        5.20
   Accounts receivable turnover (g)                  5.68          5.59           5.79        5.75(f)        5.63
   Interest coverage (h)                               --            --           1.55        3.93           3.31
   Current ratio                                     1.09          3.49           3.01        2.69           4.37

SELECTED BALANCE SHEET DATA:

   Working capital                              $   9,314     $  72,736       $ 84,577   $  80,514       $ 52,083
   Total assets                                   288,521       322,934        363,134     366,814        195,007
   Long-term obligations, excluding
     current portion                                7,900       194,460        198,900     203,450         80,950
   Shareholders' equity                            68,976        89,900        108,371     101,104         88,742

(a)      Fifty-three weeks. Includes operations of Alamac effective August 27,
         1997.

(b)      Includes a pre-tax restructuring charge of $11.6 million.

(c) Write-off of deferred financing costs related to refinancing of Credit Facility.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

         This report contains certain forward-looking statements within the meaning of the federal securities laws, all of which are intended to be covered by the safe harbors created thereby. These statements include all statements regarding the Company's intent, belief and expectations (such as statements concerning the Company's future operating and financial strategies and results) and any other statements that are not limited solely to historical fact. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, risks associated with the Company's approval of plans and activities by the Bankruptcy Court, including the proposed Plan; the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of its DIP Facility and to fund future growth; the Company's ability to sell properties which are currently subject to letters of intent; the Company's ability to comply with restrictive financial and operating conditions imposed by the terms of the Company's DIP Facility; the Company's ability to obtain a new credit facility after it emerges from bankruptcy; the availability of trade credit and terms from vendors; the ability of the Company to operate successfully under a Chapter 11 proceeding and achieve planned sales and margin; potential adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to attract, retain and compensate key executives and associates; competitive pressures which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the Company's products; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; potential adverse publicity; the Company's ability and success in achieving cost savings; potential adverse developments with respect to the cost and availability of raw materials and labor; risks associated with governmental regulation and trade policies; and potential adverse developments regarding product demand or mix. Moreover, although the Company believes that any assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate. Therefore, in light of these known and unknown risks and uncertainties, there can be no assurances that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company or any other person that the forward-looking statements included in this report will prove to be accurate. The Company undertakes no obligation to update any forward-looking statements contained in this report.

OVERVIEW

Proceedings Under Chapter 11 of the Bankruptcy Code

         On September 25, 2000, the Company and 13 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 00-3746. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

         Although the Debtors expect to emerge from bankruptcy in the second quarter of fiscal 2001, there can be no assurance that the Plan proposed by the Debtors will be confirmed by the Bankruptcy Court, or that the Plan will be consummated. See - Cautionary Note Regarding Forward-Looking Information. As provided by the Bankruptcy Code, a plan of reorganization must be confirmed by the Bankruptcy Court. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The Plan proposed by the Company involves a debt conversion of the Company's pre-petition Subordinated Notes into newly issued common equity of the reorganized Company and the PIK Note. Under such circumstances the existing common stock of the Company would be cancelled and the holders of our currently outstanding common stock would receive the Warrants to acquire up to fifteen (15%) percent of the new common stock on a fully-diluted basis. Accordingly, the Company believes the outstanding common stock is highly speculative, and may have no value.

         At the first hearing held on September 26, 2000 before Judge Mary F. Walrath, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received after September 25, 2000, and to pay pre-petition unsecured trade claims to vendors. Substantially all pre-petition trade claims have been paid in full.

         The Company obtained the DIP Facility from the same lenders that financed the Company's Credit Agreement, dated as of August 17, 1999. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility provides for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Term loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.00% for LIBOR rate loans and at the base rate plus 1.00% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) 180 days from the entry by the Bankruptcy Court of the interim order approving the DIP Facility. The Company's obligations under the DIP Facility are secured by liens on substantially all of the Company's and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries.

         The Company has filed various motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. The Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) the ability to pay vendors and other providers in the ordinary course for goods and services provided to the Company, and (iii) the extension of time to assume or reject leases or executory contracts. Under the Plan, the Company will reject the Texmaco Agreements pursuant to Section 365(a) of the Bankruptcy Code. The Company also intends to reject its 1992 Stock Incentive Plan and its Non-Qualified Stock Option Plan for Employees of Acquired Companies.

         Reference is made to Business - Proceedings Under Chapter 11 of the Bankruptcy Code, Note 1 of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein which includes an explanatory paragraph concerning a substantial doubt as to the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the Saturday closest to September 30, which resulted in a fifty-two week fiscal year in 1998, 1999 and 2000.

         Beginning in fiscal 1998, the domestic circular knit industry has experienced accelerating consolidation and a supply/demand imbalance that adversely affected the Company's results of operations. The Company experienced weakness in sales and margins in both fleece and jersey fabrics. Competition from imports increased as global sourcing patterns continued to shift between the Far East and the West. Unstable, often faltering economies in the Far East forced many textile and apparel manufacturers in the region to offer products to U.S. markets at reduced prices. These low prices were made even more attractive to U.S. retailers by significant and prolonged currency devaluations in several countries. The duration of these market conditions, evidenced by additional, if not an excessive, supply of low-priced imports is uncertain. Due to the continued softness in the knit market, management has undertaken initiatives to increase or stabilize revenues and reduce costs. Increased emphasis on research and development directed at better uses of developing technology in concert with market intelligence of retail customers is intended to intensify the Company's focus on developing additional value added and differentiated products and improving the speed to market of such products. The Company believes garment packaging, whereby the Company converts fabric into a finished garment, has provided new opportunities for fabric sales.

         During fiscal 2000, the Company consolidated all retirement plans into one successor plan. As a result of this change, all benefits accrued in the Company's pension plans were frozen as of January 1, 2000. Ongoing expenses for retirement benefits were not materially impacted in fiscal 2000 as a result of this change. However, a one-time curtailment gain of $1.7 million was recorded in the first fiscal quarter of 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

         Net Sales. Net sales for fiscal 2000 totaled $306.4 million, down 2% from $311.5 million for fiscal year 1999. Sales of textile products decreased from $310.6 million for fiscal 1999 to $284.6 million for fiscal 2000. The decrease was due to a lower volume of sales, primarily in jersey products. The decline in textile sales was partially offset by apparel sales, which increased from less than $1 million in fiscal 1999 to over $21.8 million in fiscal 2000. Apparel sales primarily included fleece jackets and vests and men's pique collar and placket shirts.

         Gross Profit. Gross profit for fiscal 2000 totaled $32.8 million, down 19% from $40.5 million for fiscal year 1999. Due to lower production levels, overhead costs per yard sharply increased, driving margins lower.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for fiscal 2000 were 10.2% compared to 10.8% for fiscal 1999. These expenses decreased from $33.6 million in fiscal 1999 to $31.3 million in fiscal 2000. The dollar decrease was primarily due to reductions in administrative costs due to lower sales volume, cost savings initiatives as a result of the 1999 restructuring and reductions in certain compensation expenses that are based on performance.

         Restructuring Charges. The Company recorded $397,000 in restructuring charges during the fourth quarter of fiscal 2000. Approximately $216,000 of these charges represents severance-related expenses allocated to terminated employees and $181,000 relates to an impairment write-off of certain leasehold improvements. During the first, second, third and fourth quarters of fiscal 2000, approximately $457,000, $129,000, $24,000 and $45,000, respectively, was paid for severance and fringe benefits related to restructuring; resulting in a balance in accrued restructuring charges of $397,000, $268,000, $244,000 and $415,000, respectively at each fiscal quarter end. The remaining balance is expected to be paid in 2001. Benefits derived in fiscal 2000 from the 1999 restructuring plan approximated $10.0 million.

         Reorganization Expenses. There were $4.8 million of reorganization costs in fiscal 2000. These costs relate to fees for the Company's financial and legal advisors amounting to $2.1 million and the write-off of deferred debt costs associated with the Senior Notes of $2.7 million. Additionally, $320,000 is reflected in prepaid expenses for retainer fees for the Company's advisors.

         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for fiscal 2000 was $20.8 million, compared to $20.3 million in fiscal 1999. In August 1999, the Company refinanced its bank credit facility with a new Credit Agreement. The Company obtained the DIP Facility in September 2000.

         Federal and State Income Taxes. Due to a net loss before income taxes of $24.5 million, the Company recorded a federal and state tax benefit of $4.3 million for fiscal 2000. The effective tax rate of 17.6% was lower than the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and the recording of a valuation allowance.

         Net Income (Loss). The loss for fiscal 2000 was $20.2 million, or ($1.51) per share on both a basic and diluted basis. The net loss for fiscal 1999 was $18.2 million, or ($1.37) per share for basic and diluted earnings per share. During the fourth quarter of fiscal 1999, the Company recorded an extraordinary charge, net of taxes, of approximately $1.2 million or $0.09 per share, related to the early extinguishment of debt in connection with the refinancing relating to the Credit Agreement.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net Sales. Net sales for fiscal 1999 totaled $311.5 million, down 25% from $417.5 million for fiscal 1998. The decrease was driven by lower volume of sales principally in fleece and active-wear fabrics. Sales in these categories were adversely impacted by low-priced imports.

         Gross Profit. Gross profit for fiscal 1999 totaled $40.5 million, down 45% from $73.6 million for fiscal 1998. Due to lower production levels, overhead costs per yard sharply increased, driving margins lower. However, margins were favorably impacted by a change in the accounting estimate for useful lives of certain property and equipment at the Company's Dyersburg, Tennessee facilities. The effect of the change was a decrease in depreciation expense in fiscal 1999 of approximately $1.4 million, which reduced the after-tax net loss by approximately $854,000, or $0.06 per share.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for fiscal 1999 were 10.8% compared to 9.0% for fiscal 1998. These expenses decreased from $37.5 million in fiscal 1998 to $33.6 million in fiscal 1999. The dollar decrease was primarily due to reductions in administrative costs due to lower sales volume and reductions in certain compensation expenses that are based on performance. The Company believes cost savings initiatives completed in the third and fourth quarters of fiscal 1999 should reduce selling, general and administrative expenses by over $3.0 million annually, which is expected to favorably impact the ratio of selling, general and administrative expenses as a percent of sales beginning in the first quarter of fiscal 2000.

         Restructuring Charges. During fiscal 1999, the Company announced the consolidation of certain manufacturing facilities. The consolidation was accomplished through a reduction of the weekend operations at the Company's Dyersburg, Tennessee facilities, closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facility. Restructuring charges of $11.6 million were charged to operations during fiscal 1999 as a result of eliminating the Hamilton and Trenton operations. These restructuring charges represent a write-down to net realizable value of $7.1 million for property, plant and equipment which are either held for sale or abandoned as a result of the consolidation. The Company is actively marketing such assets held for sale through the use of internal sources and outside agents.

         The Company recorded in fiscal 1999 severance related expenses associated with terminated employees of $4.5 million. Over 500 hourly and salaried employees were notified of their terminations. During fiscal 1999, approximately $3.6 million was paid for severance and fringe benefits related to these fiscal 1999 restructuring charges, resulting in a balance of accrued restructuring charges of $854,000 at October 2, 1999. Substantially all of the remaining balance in these restructuring charges will be paid in fiscal 2000. The Company believes cost savings associated with the closing of certain facilities and the resulting consolidation of manufacturing should exceed $9.0 million annually. The Company believes approximately $1.0 million of such amount will represent an annual reduction in depreciation expense.

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

         Interest and Amortization of Debt Costs. Interest and amortization of debt costs for fiscal 1999 was $20.3 million, compared to $22.5 million in fiscal 1998. In August 1999, the Company refinanced its bank credit facility with a new Credit Agreement. Terms of the new Credit Agreement are not anticipated to materially adversely impact interest cost in fiscal 2000.

         Federal and State Income Taxes. Due to a net loss before income taxes of $25.0 million, the Company recorded a federal and state tax benefit of $8.0 million for fiscal 1999. The effective tax rate of 31.9% was lower than the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization.

         Net Income (Loss). The loss for fiscal 1999, before an extraordinary item was $17.0 million, or ($1.28) per share on both a basic and diluted basis. Net income for fiscal 1998 was $7.0 million, or $0.53 per share for basic and diluted earnings per share. During the fourth quarter of fiscal 1999, the Company recorded an extraordinary charge, net of taxes, of $1.2 million, or $0.09 per share, related to the early extinguishment of debt in connection with the refinancing relating to the new bank Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         On September 25, 2000, the Debtors filed the Chapter 11 Cases which will affect the Company's liquidity and capital resources in fiscal 2001. See Business - Proceedings Under Chapter 11 of the Bankruptcy Code.

         The Company entered into a loan and security agreement effective August 17, 1999, with Congress Financial Corporation (Southern) and BankBoston, N.A. for a revolving credit, term loan and letter of credit facility in an aggregate principal amount of up to $110.0 million (the "Credit Agreement"), to replace the Company's previous credit facility and to support the Company's working capital and general corporate needs.

         The Company obtained the DIP Facility from the same lenders to replace the Credit Agreement. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility provides for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Term loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.00% for LIBOR rate loans and at the base rate plus 1.00% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) 180 days from the entry by the Bankruptcy Court of the interim order approving the DIP Facility. The Company's obligations under the DIP Facility are secured by liens on substantially all of its and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries.

         The Company currently receives trade credit or terms from substantially all of its vendors and suppliers. There can be no assurance that the Company will continue to receive trade credit or terms from its vendors. See - Cautionary Note Regarding Forward-Looking Information.

         The Company's primary capital requirements are for working capital, debt service and capital expenditures. Management believes that cash generated from operations, borrowings available under the DIP Facility and trade credit will be sufficient to meet the Company's working capital and capital expenditure needs while the Company is in bankruptcy.

         The Company is in the process of seeking a new credit facility to replace the DIP Facility once the Company emerges from bankruptcy. The Company intends to use the anticipated facility to repay outstanding borrowings under the Credit Agreement and the DIP Facility, as well as for working capital requirements. The Company believes its obligations under any new credit facility will be fully secured by liens on substantially all of the assets of the Company and its subsidiaries and a pledge of the shares of all of the Company's subsidiaries. There can be no assurance that the Company will be able to enter into a new credit facility on favorable terms, or at all. See - Cautionary Note Regarding Forward-Looking Information.

         One of the Company's subsidiaries, Alamac Knit Fabrics, Inc., has entered into two letters of intent to sell three of its properties. The Company can offer no assurance that these anticipated sale transactions will be consummated on a timely basis, on terms favorable to the Company or at all. See
- Cautionary Note Regarding Forward-Looking Information.

         Management believes that cash generated from operations, borrowings available under a new credit facility, if obtained, trade credit and proceeds from the potential sale of some of its properties, will be sufficient to meet the Company's working capital needs from the time it emerges from bankruptcy through the end of fiscal 2001. Any adverse developments with respect to any of the foregoing could materially adversely affect the Company's liquidity. In such an event, the Company would seek alternative sources of liquidity, but there can be no assurance that any such sources would be available to the Company. Accordingly, there can be no assurance that the Company will generate sufficient liquidity after it emerges from bankruptcy. See -- Cautionary Note Regarding Forward-Looking Information.

         Net cash provided by operating activities for fiscal 2000, 1999, and 1998 was $16.1 million, $20.5 million, $25.6 million, respectively. These cash flows have been supplemented primarily by borrowings under the Company's credit facilities. The average balances outstanding and the average interest rates paid for fiscal 2000, 1999 and 1998 were approximately $58.8 million, $67.1 million, and $94.5 million, respectively, and 9.8%, 8.7%, and 8.4%, respectively. Availability under the revolving loan facility is limited at all times, through maturity, to a receivables and inventory borrowing base. Based on the borrowing base computation within the DIP Facility, the amount of additional borrowing available at September 30, 2000 was $10.6 million before any minimum excess reserve requirements. Further reference is made to Note 6 of Notes to Consolidated Financial Statements.

         Working capital at September 30, 2000, was $6.8 million versus $73.1 million at October 2, 1999. The Company's current ratio was 1.1:1 and its debt-to-capital ratio was 73.9% at September 30, 2000, compared to 3.5:1 and 68.8% respectively, at October 2, 1999. Changes in working capital and the current ratio are the result of the classification of amounts outstanding under the Company's Credit Agreement from long-term debt to current liabilities since the DIP Facility expires no later than 180 days from September 25, 2000.

         Net accounts receivable were $48.9 million as of September 30, 2000, compared to $50.5 million at October 2, 1999, due to lower sales volume. Inventories decreased from $36.7 million at October 2, 1999, to $33.5 million as of September 30, 2000, due to reduced production related to the lower level of sales activity in the current period.

         Capital expenditures during fiscal 2000, 1999 and 1998 were $6.6 million, $10.2 million and $17.6 million, respectively. Cash outlays for capital spending are anticipated to approximate $5 to $6 million in fiscal 2001.

SEASONALITY

         The following table sets forth the net sales and percentage of net sales for the Company by fiscal quarter for the last three fiscal years.

                                          2000                   1999                      1998
                                  ---------------------  ----------------------    ----------------------
                                                              (in thousands)
                                  $ 68,349      22.3%     $ 75,391      24.2%       $ 91,931       22.0%
Second Quarter                      78,724      25.7%       80,138      25.7%        109,958       26.3%
Third Quarter                       87,852      28.7%       83,053      26.7%        113,533       27.2%
Fourth Quarter                      71,426      23.3%       72,878      23.4%        102,103       24.5%
--------------------------------------------------------------------------------------------------------
                                  $306,351     100.0%     $311,460      100.0%      $417,525      100.0%
--------------------------------------------------------------------------------------------------------


         Due to this seasonal pattern of the Company's sales, inventories are typically lowest at the end of the fiscal year and gradually increase over the following six months in anticipation of the peak selling period. Receivables tend to decline during the first fiscal quarter and are at their lowest point during December through February. The net result is increased working capital requirements from February through late in the third quarter.

INFLATION

         Similar to other textile and apparel manufacturers, the Company is dependent on the prices and supplies of certain principal raw materials including cotton, acrylic and polyester fibers. During fiscal 2000 prices for polyester and cotton increased. During fiscal 1999 and 1998 prices for both cotton and polyester declined. The long-term impact of subsequent raw material price fluctuations on the Company's performance is, however, uncertain. The Company intends to support margins through continued efforts to improve its product mix and improve product pricing as market conditions permit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

RISK MANAGEMENT

         The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses financial instruments. All such hedging transactions are authorized and executed pursuant to clearly defined procedures, which strictly prohibit the use of financial instruments for trading purposes. A discussion of the Company's risk management accounting policies is included in the Notes to Consolidated Financial Statements.

Interest Rates

         At September 30, 2000, the fair value of the Company's total debt, excluding the Subordinated Notes, was estimated to approximate its carrying value using yields obtained through independent pricing sources for the same or similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical change in interest rates. Using a yield to maturity analysis and assuming an increase in interest rates of 10% from September 30, 2000, the potential decrease in fair value of total debt would be minimal. The Company had no market risk hedges in place at September 30, 2000.

         The Company had $63.2 million of variable rate debt outstanding at September 30, 2000. At this borrowing level, a hypothetical 10% adverse change in interest rates would have approximately a $415,000 unfavorable impact on the Company's net income and cash flows.

Commodities

         The availability and price of cotton, which represents approximately 60% of raw material fibers the Company uses are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government farm programs and policies, and changes in global production. To reduce price risk caused by market fluctuations the Company from time to time will enter into long-term purchase contracts. At September 30, 2000, the Company had commitments to purchase approximately $14.0 million of cotton through July 2001 representing approximately 100% of estimated fiscal 2001 requirements. The hypothetical incremental loss in earning's for the cotton commodity positions at September 30, 2000 is estimated to be approximately $1.4 million, assuming a decrease of 10% in cotton prices.

         On September 25, 2000, the Debtors filed the Chapter 11 Cases. As a result of the filing of the Chapter 11 Cases, principal or interest payments may not be made on any pre-petition debt until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court. However, the Bankruptcy Court entered an order allowing the Company to pay all pre-petition trade debt, which amounts have been substantially paid in full.

         The above risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected due to actual developments in the market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements set forth below are included beginning on page 18.

                                                                                                             Page
Report of Independent Auditors ............................................................................   18

Consolidated Balance Sheets as of September 30, 2000 and October 2, 1999 ..................................   19

Consolidated Statements of Operations for the years ended September 30, 2000, October 2, 1999, and
              October 3, 1998 .............................................................................   20

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, October 2,
              1999 and October 3, 1998 ....................................................................   21

Consolidated Statements of Cash Flows for the years ended September 30, 2000, October 2, 1999 and
              October 3, 1998 .............................................................................   22

Notes to Consolidated Financial Statements ................................................................   23

Schedules:

   Schedule II - Valuation and Qualifying Accounts ........................................................   38

   All other financial statement schedules are omitted as the information is not required or because the required information is presented in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dyersburg Corporation

         We have audited the accompanying consolidated balance sheets of Dyersburg Corporation as of September 30, 2000 and October 2, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index for
Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyersburg Corporation at September 30, 2000 and October 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on September 25, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Wilmington, Delaware (the "Bankruptcy Court"), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor-in-possession financing facility, obtain adequate financing sources, and the Company's ability to return to profitability and generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced operating losses in 2000 and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.


                                    /s/ Ernst & Young LLP



Charlotte, North Carolina
November 4, 2000

                              Dyersburg Corporation
                             (Debtor-In-Possession)
                           Consolidated Balance Sheets

                                                                                   SEPTEMBER 30,   October 2,
                                                                                       2000           1999
                                                                                   --------------------------
                                                                                (in thousands, except share data)
ASSETS
Current assets:
    Cash .......................................................................     $     167      $    158
    Accounts receivable, net of allowance for doubtful
       accounts of $2,700 in 2000 and $2,826 in 1999 ...........................        48,891        50,509
    Inventories ................................................................        33,483        36,735
    Income taxes receivable ....................................................         1,354         8,253
    Deferred income taxes ......................................................            --         3,850
    Prepaid expenses and other .................................................         2,535         2,864
                                                                                     ---------      --------
Total current assets ...........................................................        86,430       102,369

Property, plant and equipment, net .............................................       110,531       120,688
Goodwill, net ..................................................................        86,624        90,954
Deferred debt costs, net .......................................................         1,480         5,018
Assets held for sale and other .................................................         3,456         3,905
                                                                                     ---------      --------
                                                                                     $ 288,521      $322,934
                                                                                     =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
Current liabilities:
    Trade accounts payable .....................................................     $  13,606      $ 14,697
    Accrued expenses and other .................................................        10,691        11,127
    Current portion of long-term obligations ...................................        55,286         3,400
                                                                                     ---------      --------
Total current liabilities ......................................................        79,583        29,224

Long-term obligations ..........................................................         7,900       194,460
Deferred income taxes ..........................................................            --         7,779
Other liabilities ..............................................................            --         1,571
Liabilities subject to compromise
   Senior subordinated notes ...................................................       125,000            --
   Accrued interest ............................................................         7,062            --
Commitments and contingencies ..................................................            --            --

Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized; none issued Series A Preferred stock, authorized 200,000 shares; none issued
    Common stock, $.01 par value,
       Authorized 40,000,000 shares;
       Issued and outstanding shares--
       13,388,556 in 2000 and 13,341,066 in 1999 ...............................           134           133
    Additional paid-in capital .................................................        42,828        42,773
    Retained earnings ..........................................................        26,746        46,994
    Accumulated other comprehensive loss .......................................          (732)           --
                                                                                     ---------      --------
Total shareholders' equity .....................................................        68,976        89,900
                                                                                     ---------      --------
                                                                                     $ 288,521      $322,934
                                                                                     =========      ========

See accompanying notes.

                              Dyersburg Corporation
                             (Debtor-In-Possession)
                      Consolidated Statements of Operations

                                                               YEAR ENDED
                                                 ----------------------------------------
                                                 SEPTEMBER 30,   October 2,    October 3,
                                                     2000           1999          1998
                                                 ----------------------------------------
                                                   (in thousands, except per share data)

Net sales ...................................     $ 306,351      $ 311,460      $417,525

Cost of sales ...............................       273,619        270,959       343,901
Selling, general and administrative expenses         31,310         33,608        37,488
Restructuring charges .......................           397         11,578         1,300

Interest and amortization of debt costs .....        20,750         20,295        22,490
                                                  ---------      ---------      --------
                                                    326,076        336,440       405,179
                                                  ---------      ---------      --------
Income (loss) before reorganization items and
   income taxes (benefit) ...................       (19,725)       (24,980)       12,346

Reorganization items:
   Legal and professional fees ..............         2,085             --            --
   Write-off of senior subordinated
     notes deferred debt costs ..............         2,709             --            --
                                                  ---------      ---------      --------
                                                      4,794             --            --
                                                  ---------      ---------      --------
Income (loss) before income taxes and
   extraordinary loss .......................       (24,519)       (24,980)       12,346
Federal and state income taxes (benefit) ....        (4,271)        (7,958)        5,313
                                                  ---------      ---------      --------
Income (loss) before extraordinary loss .....       (20,248)       (17,022)        7,033
Extraordinary loss, net of tax benefit ......            --         (1,203)           --
                                                  ---------      ---------      --------
Net income (loss) ...........................     $ (20,248)     $ (18,225)     $  7,033
                                                  =========      =========      ========
Weighted average shares outstanding:
   Basic ....................................        13,378         13,345        13,326
   Diluted ..................................        13,378         13,345        13,336
                                                  =========      =========      ========
Basic and diluted earnings per share:
   Income (loss) before extraordinary loss ..     $   (1.51)     $   (1.28)     $   0.53
   Extraordinary loss .......................            --          (0.09)           --
                                                  ---------      ---------      --------
   Net Income (loss) ........................     $   (1.51)     $   (1.37)     $   0.53
                                                  =========      =========      ========

See accompanying notes.

                              Dyersburg Corporation
                             (Debtor-In-Possession)
                 Consolidated Statements of Shareholders' Equity

                                                                                       ACCUMULATED
                                                            ADDITIONAL                    OTHER
                                                 COMMON       PAID-IN       RETAINED   COMPREHENSIVE
                                                  STOCK       CAPITAL       EARNINGS       LOSS           TOTAL
                                                  -----       -------       --------       ----           -----
                                                             (in thousands, except share data)
Balance at October 4, 1997 .................       $133       $41,985       $ 58,986        $  --        $ 101,104
    Net income .............................         --            --          7,033           --            7,033
    Cash dividends paid ($.04 per share) ...         --            --           (533)          --             (533)
      Stock issued of 1,383 shares
       and exercise of 55,651 stock options,
       including tax benefit ...............         --           767             --           --              767
                                                   ----       -------       --------        -----        ---------
Balance at October 3, 1998 .................        133        42,752         65,486           --          108,371
    Net loss ...............................         --            --        (18,225)          --          (18,225)
    Cash dividends paid ($.02 per share) ...         --            --           (267)          --             (267)
      Stock issued of 4,000 shares .........         --            21             --           --               21
                                                   ----       -------       --------        -----        ---------
Balance at October 2, 1999 .................        133        42,773         46,994           --           89,900
    Comprehensive loss
       Net loss ............................         --            --        (20,248)          --          (20,248)
       Minimum pension liability adjustment          --            --             --         (732)            (732)
                                                   ----       -------       --------        -----        ---------
    Total comprehensive loss ...............         --            --        (20,248)        (732)         (20,980)
    Stock issued of 47,490 shares ..........          1            55             --           --               56
                                                   ----       -------       --------        -----        ---------
Balance at September 30, 2000 ..............       $134       $42,828       $ 26,746        $(732)       $  68,976
                                                   ====       =======       ========        =====        =========






See accompanying notes.

                              Dyersburg Corporation
                             (Debtor-In-Possession)
                      Consolidated Statements of Cash Flows

                                                                   YEAR ENDED
                                                     ----------------------------------------
                                                     SEPTEMBER 30,  October 2,     October 3,
                                                         2000          1999          1998
                                                       --------      --------      --------
                                                                  (in thousands)
OPERATING ACTIVITIES
Net income (loss) ................................     $(20,248)     $(18,225)     $  7,033
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Write-down of fixed assets ....................           --         7,079            --
   Extraordinary loss, net of tax benefit ........           --         1,203            --
   Depreciation ..................................       15,782        15,821        15,721
   Amortization and write-off of deferred
     financing costs .............................        8,892         3,824         3,971
   Deferred income taxes and other ...............       (4,612)       (2,334)        1,845
   Gain on pension curtailment ...................       (1,700)           --            --
   Changes in operating assets and liabilities:
       Accounts receivable .......................        1,618        20,850        (3,069)
       Inventories ...............................        3,252         8,412         7,075
       Trade accounts payable and other current
         liabilities .............................        5,535        (8,716)       (8,108)
       Income taxes receivable ...................        6,899        (5,060)         (576)
       Other .....................................          635        (2,350)        1,700
                                                       --------      --------      --------
Net cash provided by operating activities ........       16,053        20,504        25,592

INVESTING ACTIVITIES
Purchases of property, plant and equipment .......       (6,573)      (10,158)      (17,564)
Purchase of Alamac Sub Holdings, Inc. ............           --            --        (4,272)
Other ............................................        1,172           518            88
                                                       --------      --------      --------
Net cash used in investing activities ............       (5,401)       (9,640)      (21,748)

FINANCING ACTIVITIES
Net (payments) borrowings on long-term obligations       (9,674)       (8,540)       (4,550)
Deferred financing costs (post-petition in 2000) .       (1,025)       (1,959)           --
Dividends paid ...................................           --          (267)         (533)
Exercise of stock options, net of tax benefit ....           --            --           767
Other ............................................           56           205           211
                                                       --------      --------      --------
Net cash used in financing activities ............      (10,643)      (10,971)       (4,527)
                                                       --------      --------      --------
Net increase (decrease) in cash ..................            9          (107)         (683)
Cash at beginning of year ........................          158           265           948
                                                       --------      --------      --------
Cash at end of year ..............................     $    167      $    158      $    265
                                                       ========      ========      ========



See accompanying notes.

Notes To Consolidated Financial Statements


1.  NATURE OF OPERATIONS AND BUSINESS CONDITION

OPERATIONS

         Dyersburg Corporation and its wholly-owned subsidiaries (the "Company") is a textile manufacturer of knit fabrics with customers concentrated in the domestic apparel industry. The Company does not require collateral for accounts receivable. One customer, Garan Incorporated, accounted for more than 10% (approximately $34.4 million) of the Company's net sales for the year ended September 30, 2000. Garan Incorporated, also accounted for more than 10% (approximately $46.4 million) of the Company's net sales for the year ended October 3, 1998. No customer accounted for 10% or more of sales in fiscal 1999.

PETITION FOR RELIEF UNDER CHAPTER 11

         On September 25, 2000, the Company and 13 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 ("Chapter 11 Cases") and orders for relief were entered by the Bankruptcy Court. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 00-3746. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders to be approved by the Bankruptcy Court. However, the Bankruptcy Court entered an order allowing the Company to pay all pre-petition trade debt, which amounts have substantially been paid in full. Although the Debtors have filed a reorganization plan that provides for emergence from bankruptcy in the second fiscal quarter of 2001, there can be no assurance that the reorganization plan or plans proposed by the Debtors will be confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated.

         A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The Plan proposed by the Company involves a debt conversion of the Company's pre-petition 9 3/4% Subordinated Notes due 2007 (the "Subordinated Notes") into newly issued common equity of the reorganized Company and a $15.0 million Senior Subordinated Payment-in-Kind Note with an interest rate of 13% per annum and a term of seven years (the "PIK Note"). Under the Plan, the existing common stock of the Company would be cancelled and the holders of our currently outstanding common stock would receive two series of warrants to acquire up to 15% of the new common stock on a fully-diluted basis. The exercise price of the Series A Warrants will be $10.39 per share and will be exercisable for 5% of the new common stock. The exercise price of the Series B Warrants (together with the Series A Warrants, the "Warrants") will be $12.38 per share and will be exercisable for 10% of the new common stock. The Warrants expire five years after the date of issuance. Accordingly, the Company believes the outstanding common stock is highly speculative, and it may have no value.

         Prior to the bankruptcy filing, the Company did not make the $6,093,750 interest payment due September 1, 2000 under the terms of the Company's 9.75% Senior Subordinated Notes due September 1, 2000. The Company is in possession of its properties and assets, and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $97.0 million debtor-in-possession credit facility in place (the "DIP Facility").

         The Company has filed various motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. The Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) the ability to pay vendors and other providers in the ordinary course for goods and services provided to the Company, and (iii) the extension of time to assume or reject leases or executory contracts. Under the Plan, the Company will reject the Shareholders' Agreement dated April 8, 1997, between the Company and PT Texmaco Jaya, and the Agreement dated April 8, 1997, among Polysindo Hong Kong Limited and the Company (the "Texmaco Agreements") pursuant to Section 365(a) of the Bankruptcy Code. See Certain Relationships and Related Transactions. The Company also intends to reject its 1992 Stock Incentive Plan and its Non-Qualified Stock Option Plan for Employees of Acquired Companies.

2. ACCOUNTING POLICIES

FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN MATTERS

         The Company's financial statements have been prepared on a going concern basis of accounting in accordance with AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, it does require that financial statements for periods including and subsequent to filing the Chapter 11 petitions distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

         The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         As described in Note 1, the Company has submitted a plan for reorganization to the Bankruptcy Court. Management believes that the plan of reorganization, subject to approval of the Bankruptcy Court, along with cash provided by its credit facility and operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The proposed plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Dyersburg Corporation and its wholly owned subsidiaries. Investments in affiliates in which the Company owns 20 to 50 percent of the voting stock are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated. Amounts from prior periods may have been reclassified to conform with the fiscal 2000 presentation.

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

INTANGIBLE ASSETS

         Goodwill, which consists of costs in excess of net assets acquired, is amortized by the straight-line method over forty years. Deferred debt costs are amortized by the interest method over the life of the related debt. Goodwill is net of accumulated amortization of $25,663,000 and $22,329,000 and deferred debt costs and other is net of accumulated amortization of $368,000 and $1,035,000 at September 30, 2000 and October 2, 1999, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

         Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the estimated undiscounted cash flows, excluding interest, is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying amount of the asset. Long-lived assets to be disposed of are carried at the lower of cost or fair value less cost to sell when the Company is committed to a plan of disposal and the asset is no longer in use. The estimated useful lives of long-lived assets, including goodwill, are evaluated continually to determine whether later events and circumstances warrant revised estimates.

INCOME TAXES

         The Company provides income taxes under the liability method. Accordingly, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

STOCK BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, has recognized no compensation expense for stock option grants.

REORGANIZATION COSTS

         Reorganization costs include legal and professional fees incurred. In addition, deferred costs associated with debt subject to compromise were written off upon filing for bankruptcy.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective October 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 will have no effect on earnings and the financial position of the Company as the Company had no derivative instruments at October 1, 2000.

REVENUE RECOGNITION

         Revenue is recognized when products are shipped and all terms of the sale are final.

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is reported in accordance with SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income (loss) includes minimum pension liability adjustments.

3.  INVENTORIES

         Inventories consist of the following:

                                                      SEPTEMBER 30,   October 2,
                                                          2000           1999
                                                     ----------------------------
                                                            (in thousands)
         Raw materials                                  $ 10,076       $ 11,611
         Work in process                                   9,769         12,436
         Finished goods                                   11,971         10,919
         Supplies and other                                1,667          1,769
                                                        --------       --------
                                                        $ 33,483       $ 36,735
                                                        ========       ========


4.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                      SEPTEMBER 30,   October 2,
                                                          2000           1999
                                                     ----------------------------
                                                            (in thousands)
         Land                                           $  2,054       $  2,054
         Buildings                                        55,822         55,623
         Machinery and equipment                         155,630        150,665
                                                        --------       --------
                                                         213,506        208,342
         Less:  accumulated depreciation                 102,975         87,654
                                                        --------       --------
                                                        $110,531       $120,688
                                                        ========       ========

5.   ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                      SEPTEMBER 30,   October 2,
                                                          2000           1999
                                                     ----------------------------
                                                            (in thousands)
         Accrued interest Subordinated Debt             $     --       $  1,172
         Accrued group insurance                           1,963          1,215
         Accrued vacation pay                              1,070            986
         Workers' compensation                             1,200          1,250
         Other                                             6,458          8,254
                                                        --------       --------
                                                        $ 10,691       $ 11,127
                                                        ========       ========

6.  LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                                      SEPTEMBER 30,   October 2,
                                                          2000           1999
                                                     ----------------------------
                                                            (in thousands)
         Senior subordinated notes                      $125,000       $125,000
         Credit agreements                                55,286         64,960
         Industrial revenue bonds                          7,900          7,900
                                                        --------       --------
                                                         188,186        197,860

         Less current portion                                 --          3,400
         Less liability subject to compromise            125,000             --

         Less liability not subject to compromise
           classified as current                          55,286             --
                                                        --------       --------
             Total long-term obligations                $  7,900       $194,460
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

         The Company is a holding company with no assets other than its investment in its subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the Subordinated Notes due September 1, 2007 on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. As of September 30, 2000 and October 2, 1999, there is no restriction on the payment of dividends from subsidiaries to the parent company under the terms of the Subordinated Notes. The Company has not presented separate financial statements and other disclosures concerning each guarantor subsidiary because management has determined that such information is not material to investors.

         Effective August 19, 1999, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a three-year $84,000,000 revolving line of credit (the "Revolver") and a three-year $26,000,000 term loan ("the Term Loan"). Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin currently equal to 3.0% for the Revolver and 3.25% for the Term Loan, or at the Company's option, bear interest at the lender's base rate (the base rate was 9.5% at September 30, 2000) plus a margin currently equal to 0.75%, for the Revolver and 1.25% for the Term Loan. The availability under the Revolver was limited at all times, through maturity, to a receivables and inventory borrowing base. The Term Loan provided for scheduled monthly amortization of $425,000 beginning February 1, 2000. Borrowings under the Credit Agreement were secured by substantially all assets of the Company. The Company was required to maintain compliance with certain financial covenants under the Credit Agreement, including covenants relating to minimum net worth, minimum cash flow and interest ratio coverage and minimum excess availability. The credit facility also prohibited the payment of dividends and the repurchase of the Company's stock. In 1999, the extinguishment of debt related to the refinancing of the bank credit facility resulted in an extraordinary loss due to a write-off of deferred financing costs, net of taxes of $1,203,000, or $0.09 per share.

         Upon filing for reorganization under bankruptcy, the Company replaced its Credit Agreement with the DIP Facility. The DIP Facility was obtained from the same lenders that financed the Company's Credit Agreement, dated as of August 17, 1999. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility provides for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Term loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.00% for LIBOR rate loans and at the base rate plus 1.00% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) 180 days from the entry by the Bankruptcy Court of the interim order approving the DIP Facility. The Company's obligations under the DIP Facility are secured by liens on substantially all of its and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries. The amount available for borrowing at September 30, 2000 was $10.6 million before any minimum excess reserve requirements. Up to $16.0 million of amounts available under the Revolver may be used for the issuance of letters of credit.

         The Industrial Revenue Bonds bear interest at adjustable rates which were 5.70% at September 30, 2000 and 3.90% at October 2, 1999 and mature November 1, 2002. The bonds are secured by a letter of credit issued under the DIP Facility.

         The schedule of debt maturities is presented below (in thousands):

           YEAR                                            AMOUNT
           ----                                            ------
           2001                                           $ 55,286
           2002                                                ---
           2003                                              7,900
           2004                                                ---
           Thereafter                                          ---
                                                          --------
           Total                                          $ 63,186
                                                          ========


Total interest paid was $13,913,000 in fiscal 2000, $19,196,000 in fiscal 1999, and $22,794,000 in fiscal 1998.

         The Company has letters of credit outstanding of $9,778,000 at September 30, 2000. During the third and fourth quarter of fiscal 1999, the Company terminated all of its outstanding interest rate hedge agreements. The cost to unwind these agreements was insignificant. There were no swap arrangements or interest rate collars in effect at September 30, 2000 or October 2, 1999. Presently, the Company has $125 million of its debt at a fixed rate, with the remaining balance of the DIP Facility bearing interest at a floating rate of interest.

         The fair value of long-term obligations is estimated using yields obtained through independent pricing sources for the same or similar types of borrowing arrangements. The fair value of the Subordinated Notes is undeterminable at September 30, 2000. The fair value of long-term obligations, at October 2, 1999 was estimated at $87.1 million, or approximately $110.7 million less than the carrying value at that date. For all other financial instruments, the carrying amounts approximate fair value due to their short maturities.

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

                                        NUMBER OF     WEIGHTED AVERAGE
                                         OPTIONS       EXERCISE PRICE
                                        ------------------------------
                                     (in thousands, except exercise price)
Balance at October 4, 1997                  267           $ 5.34
    Options granted                         195            10.67
    Options exercised                       (55)            4.73
    Options canceled                         (4)            9.20
                                         ------           ------
Balance at October 3, 1998                  403             7.97
    Options granted                         346             3.47
    Options canceled                        (72)            5.82
                                         ------           ------
Balance at October 2, 1999                  677             5.90
    Options granted                         294             1.47
    Options canceled                        (40)            4.79
                                         ------           ------
Balance at September 30, 2000               931           $ 4.55
                                         ======           ======


     The weighted average grant date fair value of options was $0.23, $2.40, and $5.58 for 2000, 1999, and 1998, respectively. Options outstanding at September 30, 2000 are summarized in the table below:

                                            OUTSTANDING                   EXERCISABLE
                             ------------------------------------     --------------------
                                          WEIGHTED      AVERAGE                 WEIGHTED
                                           AVERAGE     REMAINING                AVERAGE
                                          EXERCISE    CONTRACTUAL               EXERCISE
EXERCISE PRICE               OPTIONS        PRICE     LIFE (YEARS)    OPTIONS     PRICE
------------------------------------------------------------------------------------------
                             (in thousands, except exercise price and contractual life)

$0.25 - 6.00                   748          $3.02        7.41           362      $3.51
$6.01 - 11.25                  183          10.78        4.83           113      10.58
                               ---                                      ---
Total                          931                                      475
                               ===                                      ===

         There were 475,000 and 296,000 options exercisable and 1,251,000 and 505,000 reserved for future grants at September 30, 2000 and October 2, 1999, respectively.

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

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998: expected price volatility of .39 to .59; risk-free interest rates ranging from 5.25 to 5.78 percent; expected dividend yield of .5 to 1.0 percent; and expected life of the options of 9.0 years.

         For purpose of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                 SEPTEMBER 30,     October 2,        October 3,
                                                     2000             1999              1998
                                                ------------------------------------------------
                                                      (in thousands, except per share data)
Net income (loss):
   As reported                                    $ (20,248)        $(18,225)         $  7,033
   Pro forma                                        (20,472)         (18,444)            6,861
Net income (loss) per share - diluted:
   As reported                                    $   (1.51)        $  (1.37)         $   0.53
   Pro forma                                          (1.53)           (1.38)             0.51

The table below sets forth the computations of basic and diluted earnings per share:

                                                                    Year Ended
                                                      --------------------------------------
                                                      SEPTEMBER 30,  October 2,   October 3,
                                                          2000          1999         1998
                                                        --------      --------      ------
                                                       (in thousands, except per share data)
Numerator for basic and diluted earnings per share:
   Income (loss) before extraordinary loss ........     $(20,248)     $(17,022)     $7,033
   Extraordinary loss .............................           --         1,203          --
Net income (loss) .................................      (20,248)      (18,225)      7,033
                                                        ========      ========      ======
Denominator for basic earnings per share--weighted
average shares outstanding ........................       13,378        13,345      13,326

Effect of dilutive securities:
   Employee stock options .........................           --            --          10
                                                        ========      ========      ======
Denominator for diluted earnings
Per share - adjusted weighted
average shares outstanding ........................       13,378        13,345      13,336
                                                        ========      ========      ======
Basic and diluted earnings per share:
   Income (loss) before extraordinary loss ........     $  (1.51)     $  (1.28)        .53
   Extraordinary loss .............................           --         (0.09)         --
   Net income (loss) ..............................     $  (1.51)     $   1.37      $  .53
                                                        ========      ========      ======

8. INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                  SEPTEMBER 30,     October 2,
                                                       2000            1999
                                                  ----------------------------
                                                          (in thousands)
Deferred tax liabilities:
  Depreciation                                        $ 9,825         $ 8,997
  Other                                                 1,858           2,635
                                                      -------         -------
Total deferred tax liabilities                         11,683          11,632
Deferred tax assets:
  Non-deductible reserves                               3,252           3,272
  Net operating loss and credit carryforwards          11,038           3,204
  Pension                                                  --             550
  Other                                                   883             677
                                                      -------         -------
Total deferred tax assets                              15,173           7,703
  Less valuation allowance                              3,490              --
                                                      -------         -------
                                                       11,683           7,703
                                                      -------         -------
Net deferred tax liabilities                          $    --         $ 3,929
                                                      =======         =======

         A valuation allowance of $3,490,000 has been established in 2000 due to the uncertainty of sufficient taxable income in the future to utilize the deductible temporary differences and carryforwards.

         Significant components of the provision (benefit) for income taxes are as follows:

                                                           YEAR ENDED
                                             -------------------------------------
                                             SEPTEMBER 30,  October 2,  October 3,
                                                 2000         1999         1998
                                             -------------------------------------
                                                        (in thousands)
Current:

  Federal                                      $(7,621)     $(6,625)     $2,199
  State                                           (231)        (406)        258
                                               -------      -------      ------
                                                (7,852)      (7,031)      2,457
Deferred, primarily federal                      3,581         (927)      2,856
                                               -------      -------      ------
                                               $(4,271)     $(7,958)     $5,313
                                               =======      =======      ======


         The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 35% to income
(loss) before income taxes due to the following:

                                                           YEAR ENDED
                                             -------------------------------------
                                             SEPTEMBER 30,  October 2,  October 3,
                                                 2000         1999         1998
                                             -------------------------------------
                                                        (in thousands)
Computed federal tax expense (benefit) at
  statutory rate                               $(8,582)     $(8,743)     $4,321
State taxes, net of federal income tax
  benefit                                         (150)        (264)        167
Valuation allowance                              3,490           --          --
Effect of nondeductibility of amortization
  of goodwill                                      705          715         751
Other                                              266          334          74
                                               -------      -------      ------
                                               $(4,271)     $(7,958)     $5,313
                                               =======      =======      ======

         At September 30, 2000 and October 2, 1999, the Company had available federal net operating loss carryforwards of $28.4 million and $822,000 respectively, which may be used to offset future taxable income. These carryforwards expire in fiscal 2019. In addition, the Company had available tax credit carryforwards of $585,000 and $2.6 million, respectively, which may be used to reduce future federal regular income taxes over an indefinite period.

         Income tax payments were $0, $645,000, and $6.6 million, for fiscal years 2000, 1999, and 1998, respectively. A tax benefit was realized for the exercise of stock options in the amount of $504,000, and such amount was recognized as additional paid in capital for the year ended October 3, 1998. The extraordinary item for the fiscal year 1999 is shown net of tax benefits of $647,000.

9. EMPLOYEE BENEFIT PLANS

         The Company has adopted effective February 1, 2000, a defined contribution plan that covers substantially all employees. Contributions to the plan consist of a matching contribution equal to 75% of up to 2% annual compensation deferred by employees eligible for matching; a non-elective contribution of 1% of annual compensation of each active participant; and an amount equal to 5% of the Company earnings before tax. Prior to February 1, 2000 the Company had two separate defined contribution plans that collectively covered substantially all employees, excluding Alamac employees. Contributions to one plan equaled 7.5% of adjusted income, as defined, plus additional amounts authorized by the Board of Directors. Contributions to the other plan were made at the discretion of the Board of Directors. The contributions shall not exceed the maximum amount deductible for federal income tax purposes. Expenses under the plans were $1,087,000, $213,000, and $2,544,000 for fiscal years 2000, 1999, and 1998, respectively.

         The Company provided salaried and hourly defined benefit pension plans to substantially all full-time active employees of Alamac whose employment transferred to the Company upon acquisition. The terms of the plans were substantially identical, with respect to the classes of employees covered under the plan and eligibility, to the terms provided by the seller prior to the purchase of Alamac. Benefits under the existing plans were based on years of service and compensation and become vested after five years of service. Substantially all benefits were vested at the valuation date.

         The Company elected to freeze benefits under its salaried and hourly defined benefit pension plans as of December 31, 1999. This resulted in the recognition of a curtailment gain on the salary plan of approximately $1,700,000. Also, in connection with the freezing of the hourly plan, the Company recognized an additional minimum pension liability of $732,000. The additional minimum pension liability has been recorded in shareholders' equity as accumulated other comprehensive loss.

         The following summarizes information including the plans' funded status:

                                                               YEAR ENDED
                                                      ------------------------------
                                                       SEPTEMBER 30,     October 2,
                                                           2000             1999
                                                           ----             ----
                                                               (in thousands)
        CHANGE IN PENSION OBLIGATION
         Pension obligation at beginning of year         $ 17,028          $ 18,693
         Service cost                                         180             1,175
         Interest cost                                      1,205             1,428
         Actuarial (gain) loss                                359            (3,494)
         Benefits paid                                     (1,931)             (667)
         Effect of curtailment                             (2,155)             (107)
                                                         --------          --------
         Pension obligation at end of year               $ 14,686          $ 17,028
                                                         ========          ========

         CHANGE IN PLAN ASSETS

         Fair value of plan assets at beginning of year    $15,811       $13,792
         Actual return on plan assets                           (7)          638
         Company contributions                               1,060         2,048
         Benefits paid                                      (1,931)         (667)
                                                           -------       -------
         Fair value of plan assets at end of year          $ 4,933       $15,811
                                                           =======       =======

         Under-funded status of the plan                   $   (36)      $(1,217)
         Unrecognized net actuarial (gain) loss              1,111          (227)
                                                           -------       -------
         Accrued pension cost at end of year               $   975       $(1,444)
                                                           =======       =======


         The following table provides the amounts recognized in the Consolidated Balance sheets:

                                                                 YEAR ENDED
                                                         -------------------------
                                                         SEPTEMBER 30,  October 2,
                                                             2000          1999
                                                           -------       -------
         Prepaid benefit cost                              $ 1,288       $    --
         Accrued benefit liability                            (313)       (1,444)
                                                           -------       -------
           Net amount recognized                           $   975       $(1,444)
                                                           =======       =======



                                                                 YEAR ENDED
                                                         -------------------------
                                                         SEPTEMBER 30,  October 2,
                                                             2000          1999
                                                           -------       -------
         WEIGHTED-AVERAGE ASSUMPTIONS

         Discount rate                                        7.75%         7.75%
         Expected return on plan assets                       9.50%         9.50%
         Rate of compensation increase (salaried only)          --          4.00%


         COMPONENTS OF NET PERIODIC PENSION COST

         Service cost                                      $   179       $ 1,175
         Interest cost                                       1,205         1,428
         Actual return on plan assets                       (1,432)       (1,374)
         Net amortization and deferral                           6           112
                                                           -------       -------
         Net pension cost                                      (42)        1,341
                                                           -------       -------
         Curtailment gain                                   (1,700)         (122)
                                                           -------       -------
                                                           $(1,742)      $ 1,219
                                                           =======       =======


         Plan assets are invested primarily in United States Government securities, corporate debt securities and equity securities. The salaried plan and hourly plan projected benefit obligation was $8,416 and $6,270, respectively, at September 30, 2000. The plan assets of the salaried and hourly plans were $9,955 and $4,978, respectively, at September 30, 2000.

10. COMMITMENTS

         The Company leases certain equipment and office space under non-cancelable operating leases. Most of these leases include renewal options and some include purchase options. Rent expense was $7,194,000 in fiscal 2000, $7,829,000 in fiscal 1999, and $7,690,000 in fiscal 1998.

         Future minimum payments under these leases are as follows:

         FISCAL YEAR                                                    AMOUNT
                                                                     -------------
                                                                     (in thousands)
         2001                                                          $  5,155
         2002                                                             3,849
         2003                                                             3,625
         2004                                                             2,496
         2005                                                             1,589
         Thereafter                                                       1,968
                                                                       --------
         Total aggregate future minimum lease payments                 $ 18,682
                                                                       ========

         The Company routinely enters into forward purchase commitments to secure the purchase price and availability of cotton, a significant raw material utilized in its manufacturing process. At September 30, 2000, the Company has outstanding commitments to purchase approximately $14.0 million in cotton through July, 2001.

11. CONTINGENCIES

         The Company is involved in various legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect to the Company's financial position or results of operations.

12. RESTRUCTURING ACTIVITIES AND REORGANIZATION COSTS

         During the third quarter 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions is uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan included the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities which were completed during the fourth quarter of fiscal 1999. Additionally, the plan resulted in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all employees had been terminated or notified of their impending termination.

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter of 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or are held for sale at October 2, 1999 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,201,200 at September 30, 2000. The effect of suspending depreciation on these assets is not material in the current year. The timing of the disposal of these assets is not easily determined, but management of the Company does believe that sales will likely occur within one year. The Company has entered into letters of intent to sell three of its properties. As a result of the restructuring, the Company has idle assets of $1.9 million which continue to be depreciated.

         The following is a summary of activity in the 1999 restructuring reserves for severance and related expenses (in thousands):

         June 1999 restructuring charge               $ 4,023
         Payments                                        (353)
                                                      -------
         Balance at July 3, 1999                        3,670
         Payments                                      (3,292)
         Additional severance recorded                    476
                                                      -------
         Balance at October 2, 1999                       854
         Payments                                        (457)
                                                      -------
         Balance at January 1, 2000                       397
         Payments                                        (129)
                                                      -------
         Balance at April 1, 2000                         268
         Payments                                         (24)
                                                      -------
         Balance at July 1, 2000                          244
         Payments                                         (45)
         September 2000 severance recorded                216
                                                      -------
         Balance at September 30, 2000                $   415
                                                      =======

         The Company recorded a charge of $397,000 for restructuring charges in the fourth quarter of fiscal 2000 of which $216,000 was for severance-related expenses allocated to terminated employees. The remaining $181,000 of restructuring charges relates to an impairment write-off of certain leasehold improvements.

         There were $4,794,000 of reorganization costs in fiscal 2000. These charges relate to fees for the Company's financial and legal advisors amounting to $2,085,000 and write-off of deferred debt costs associated with the Senior Notes of $2,709,000. Additionally, $320,000 is reflected in prepaid expenses for retainer fees for the Company's advisors.

         Other costs related to restructuring, primarily relocation of equipment, of approximately $950,000 before tax, were charged to operations as incurred during fiscal 1999.

         The Company also recorded a charge of $1.3 million for restructuring charges in the third quarter of fiscal 1998. This restructuring charge represented severance-related expenses associated with terminated employees. During fiscal 1998, $727,000 was paid for severance and related fringe benefits, resulting in a balance in accrued restructuring charges of $575,000 at fiscal year end. During the four quarters of fiscal 1999, approximately $77,000, $326,000, $47,000 and $125,000 respectively, was paid in severance and related fringe benefits. At October 2, 1999, there was no balance remaining related to this restructuring charge.

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

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's primary knit fabric markets: textile and stretch fabrics. Sales for textile and stretch fabrics for the years ended September 30, 2000, October 2, 1999, October 3, 1998 were $251.0 million and $33.6 million, $273.2 million and $37.4 million, $380.6 million and $35.2 million, respectively. The Company has aggregated these two markets into a single reportable textile segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics such as average gross margin, and the product lines are similar in regards to nature of production processes, type of customers, and method used to distribute products. The Company's textile segment manufactures in U.S. plants and markets fabric through its sales offices, principally sold to customers in the U.S.

         The Company also has an apparel segment. The apparel segment purchases fabric, contracts for cutting, sewing and packaging from Companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. The apparel segment has an equity investment in a apparel manufacturing joint venture in the Dominican Republic which is not material at September 30, 2000.

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

                                                         2000         1999         1998
                                                       ---------    ---------    ---------
                                                                  (in thousands)
Net Sales
         Textile                                       $ 284,589    $ 310,632    $ 415,849
         Apparel                                          21,762          828        1,676
                                                       ---------    ---------    ---------
Consolidated net sales                                 $ 306,351    $ 311,460    $ 417,525
                                                       =========    =========    =========
Operating income (loss)
         Textile                                       $   9,840    $  11,784    $  39,784
         Apparel                                          (5,588)      (2,093)        (712)

Amortization of goodwill                                   2,830        2,798        2,936
Restructuring                                                397       11,578        1,300
Reorganization                                             4,794           --           --
Interest                                                  20,750       20,295       22,490
                                                       ---------    ---------    ---------
         Consolidated income (loss) before taxes and
         extraordinary loss                            $ (24,519)   $ (24,980)   $  12,346
                                                       =========    =========    =========
Depreciation
         Textile                                       $  15,423    $  15,536    $  15,612
         Apparel                                             359          285          109
                                                       ---------    ---------    ---------
                                                       $  15,782    $  15,821    $  15,721
                                                       =========    =========    =========
Capital Expenditures
         Textile                                       $   6,497    $   9,488    $  16,475
         Apparel                                              76          670        1,089
                                                       ---------    ---------    ---------
                                                       $   6,573    $  10,158    $  17,564
                                                       =========    =========    =========
Assets at end of year
         Textile                                       $ 189,176    $ 204,241    $ 251,991
         Apparel                                           4,715        4,582        1,215
         Assets not allocated to segments                 94,630      114,111      109,928
                                                       ---------    ---------    ---------
                                                       $ 288,521    $ 322,934    $ 363,134
                                                       =========    =========    =========

14. SUBSEQUENT EVENTS

         One of the Company's subsidiaries, Alamac Knit Fabrics, Inc., has entered into two letters of intent to sell three of its properties. The Company can offer no assurance that these anticipated sale transactions will be consummated on a timely basis, on terms favorable to the Company or at all. See Management's Discussion of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Information.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             2000

                                            FIRST      SECOND      THIRD        FOURTH
----------------------------------------------------------------------------------------
                                                (in thousands, except share data)
Net sales                                 $ 68,349    $ 78,724    $ 87,852    $  71,426
Gross profit                                10,515       8,205       7,931        6,081
Net income (loss)                             (617)     (4,028)     (4,731)     (10,872)
Net income (loss) per share:
    Basic                                     (.05)       (.30)      (0.35)       (0.81)
    Fully diluted                             (.05)       (.30)      (0.35)       (0.81)
Market prices of common stock:
    High                                      1.06        1.25        0.24         0.20
    Low                                        .22         .38        0.17         0.01



                                                             1999

                                            FIRST      SECOND      THIRD        FOURTH(a)
-----------------------------------------------------------------------------------------
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

                             DYERSBURG CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

----------------------------------     ------------     ----------    -------------    ---------
COLUMN A                                 COLUMN B        COLUMN C       COLUMN D       COLUMN E
----------------------------------     ------------     ----------    -------------    ---------
                                                         Additions
                                        Balance at      Charged to                      Balance
                                       Beginning of     Costs and                      at end of
Description                               Period         Expenses     Deductions(1)     Period
                                       ------------     ----------    -------------    ---------
Year ended September 30, 2000
   Allowance for doubtful accounts         $2,826         $1,085         $1,211         $2,700
                                           ======         ======         ======         ======
Year ended October 2, 1999
   Allowance for doubtful accounts         $2,899         $2,566         $2,639         $2,826
                                           ======         ======         ======         ======
Year ended October 3, 1998
   Allowance for doubtful accounts         $2,075         $1,464         $  640         $2,899
                                           ======         ======         ======         ======

(1) Write-offs, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company as of September 30, 2000. All officers serve at the discretion of the Board of Directors.

         Name                          Age  Position
         ----                          ---  --------
         T. Eugene McBride             57   Chief Executive Officer and Chairman
         M. L. (Chip) Fontenot         57   President, Chief Operating Officer and Director
         William S. Shropshire, Jr.    43   Executive Vice President, Chief Financial
                                            Officer, Secretary and Treasurer
         Mark A. Cabral                47   Executive Vice President - Strategic Planning
         Stephen J. Dauer              59   Executive Vice President - Sales and
                                            Marketing
         Sheldon R. Habinsky           57   Senior Vice President, Garment Packaging
         Paul L. Hallock               52   Vice President - Finance and Assistant
                                            Secretary - Treasurer
         Harry M. Harden               42   Senior Vice President - Administration
         Hunter Lee Lunsford, III      43   Executive Vice President - Operations
         Jerry W. Miller               49   Executive Vice President-Research and
                                            Development
         Michael L. Lohafer            53   Vice President - International Operations
         Thomas J. Albani              58   Director
         James P. Casey                59   Director
         John D. Howard                48   Director
         L. R. Jalenak, Jr.            70   Director
         Julius Lasnick                71   Director
         P. Manohar                    47   Director
         Ravi Shankar                  37   Director


         The following is additional information with respect to the above-named executive officers and directors.

         Mr. McBride joined the Company in September 1988 as Executive Vice President and was named President and Chief Operating Officer in January 1989. He was named Chief Executive Officer in September 1990 and Chairman of the Board of Directors in July 1995.

         Mr. Fontenot joined the Company in January 1999 as President of Marketing and a director. He was named President and Chief Operating Officer in July 1999. Prior to joining the Company, Mr. Fontenot was President and Chief Executive Officer of Decorative Home Accents from 1996-1998, and President, Chief Executive Officer and Chairman of Perfect Fit Industries from 1989-1995.

         Mr. Shropshire, a certified public accountant, joined the Company as Executive Vice President, Chief Financial Officer, Secretary and Treasurer in October 1996. For the previous five years, he was Chief Financial Officer, Senior Vice President and Treasurer for Charter Bancshares, Inc.

         Mr. Cabral was named Executive Vice President - Strategic Planning in September 1999. He joined Alamac Knit Fabrics in 1970. His assignments have included being Plant Manager of the Elizabethtown complex, General Manager of Manufacturing, Vice President of Manufacturing, and Executive Vice President of Operations at Alamac Knit Fabrics.

         Mr. Dauer was named Executive Vice President - Sales and Marketing in October 2000. Previously, he served as the Sr. Vice President - Sales since November 1995.

         Mr. Habinsky joined the Company as Senior Vice President, Garment Packaging in July 2000. He joined Dyersburg after managing his own business that designed and manufactured branded and private label apparel programs. He managed and sourced these programs in the Far East and Central America.

         Mr. Hallock joined the Company in April 1977. He was named Assistant Secretary in November 1978, Assistant Secretary - Treasurer in November 1979, and Vice President - Finance in March 1987.

         Mr. Harden, was named Senior Vice President - Administration in April 1999. Prior to that date, he was Vice President of Human Resources since October 1, 1997. He was Director of Human Resources for the Alamac Division of WestPoint Stevens from 1989 to 1997.

         Mr. Lunsford was named Executive Vice President - Operations in September 1999. He joined the Company in August 1997 as Vice President - Manufacturing. He was named Executive Vice President of Operations at Dyersburg Fabrics on May 1, 1998. Prior to joining the Company, Mr. Lunsford served as Plant Manager from February 1992 until February 1997 and General Manager from February 1997 until August 1997 at Dan River, a textile manufacturer.

         Mr. Miller joined the Company in August 1993 as Director of Manufacturing. He was named Vice President of Manufacturing in May 1994. He was named President of United Knitting, Inc. in August 1997 and Executive Vice President of Research and Development in May 1999.

         Mr. Lohafer joined the Company in February 1998 as the Director of Internal Audit. In September 1999, he was named Vice-President of International Operations. Prior to joining the Company, Mr. Lohafer served as a consultant for Rome-International from 1997-1998. Mr. Lohafer was also the Director of Corporate Audit Services of Scientific-Atlanta, a cable television manufacturing company from 1995 to 1996.

         Mr. Albani was appointed to the Board of Directors in May 2000. He served as president and chief executive officer of Electrolux Corporation from 1991 to 1998. Mr. Albani also serves on the board of directors of Select Comfort Corporation.

         Mr. Casey has served on the Board of Directors since 1999. From 1993 to 2000, Mr. Casey was President of Wellman, Inc's Fiber Division. Mr. Casey serves on the Board of Directors of the Fashion Institute of Technology and on the Board of Trustees of Philadelphia University.

         Mr. Howard has been a Senior Managing Director of Bear Stearns & Co., a merchant banking firm, since March 1997 and the Chief Executive Officer of Gryphon Capital Partners Corporation, a merchant banking firm, from July 1996 through 1997. Previously, Mr. Howard was the Co-Chief Executive Officer of Vestar Capital Partners, Inc., a merchant banking firm, from 1990 to 1996. Mr. Howard has been a director of the Company from 1986 through July 1997 and since January 1998. Mr. Howard also serves as a director of Celestial Seasonings, Inc. and Safety First Inc.

         Mr. Jalenak has served on the Board of Directors since 1992. Mr. Jalenak retired in December 1993 from the position of Chairman of the Board of Cleo Inc., a Gibson Greetings Company manufacturing gift wrap, greeting cards and related products, a position he had held since June 1990. Mr. Jalenak is also a director of Perrigo Company, Lufkin Industries and Party City Corporation.

         Mr. Lasnick served as President-Manufacturing of Springs Industries, Inc., a textile company, from 1991 until April 1993. Mr. Lasnick has served on the Board of Directors since 1992.

         Mr. Manohar has been a Group Executive Vice President/Finance of the Texmaco group since 1989. Mr. Manohar was appointed to the Board of Directors as a designee of Texmaco.

         Mr. Shankar has been a Vice President of Operations in the textile division of Polysindo Hong Kong Limited ("Texmaco") and a Director of Texmaco Perkasa Engineering since 1987. Mr. Shankar was appointed to the Board of Directors as a designee of Texmaco.

         Under the terms of the Plan, subject to Bankruptcy Court appeal, the board of directors of the Company after the restructuring will consist initially of seven members, five of whom will be designated by the holders of the Subordinated Notes and two of whom will be members of the Company's senior management. The officers of the Company immediately before confirmation of the Plan will continue to serve immediately thereafter in the same capacities.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, the Company's executive officers, and persons who beneficially own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, officers, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 2000 its officers, directors, and greater than ten percent beneficial owners were in compliance with all applicable filing requirements, except that Mr. McBride failed to file a Form 4 for one sale transaction, each of Messrs. Casey, Howard, Jalenak and Lasnick failed to file a Form 5 for a grant of options pursuant to the Company's 1992 Stock Incentive Plan, and Mr. Albani failed to file a Form 3 when he was appointed to the Board of Directors.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides information as to annual, long-term, and other compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to each of the other Named Executive Officers of the Company for services rendered in all capacities to the Company and its subsidiaries.

                                                                                           Long Term
                                                                                      Compensation Awards
                                                                                 -------------------------------
                                                    Annual Compensation          Securities
                                                  -------------------------      Underlying        All Other
Name and Principal Positions     Fiscal Year       Salary           Bonus          Options      Compensation (1)
----------------------------     -----------      --------        ---------        -------      -----------------
T. Eugene McBride                    2000         $310,752               --         27,500         $ 3,226
  Chairman and Chief                 1999          310,752               --         60,000           4,682
  Executive Officer                  1998          311,929               --          6,000          44,031

M. L. Fontenot                       2000          300,000               --         21,000           3,345
  President and Chief                1999          201,676         $138,973         60,000             508
  Operating Officer                  1998               --                              --              --

William S. Shropshire, Jr            2000          208,334               --         18,000           2,015
  Executive Vice President,          1999          190,008               --          1,500           2,446
  Chief Financial Officer,           1998          189,174               --          5,000          26,009
  Secretary and Treasurer

Stephen J. Dauer                     2000          193,865               --         13,000           2,753
  Executive Vice President -         1999          185,016               --          8,000           5,380
  Sales                              1998          182,262               --          4,000          24,792

H. L. Lunsford, III                  2000          183,423               --         14,000           2,427
  Executive Vice President -         1999          165,431               --         10,000           2,941
  Operations                         1998          148,516           50,000             --          13,192

----------

(1) Includes contributions by the Company in fiscal 2000 to the Dyersburg Fabrics Inc. Profit Sharing Plan (the "Profit Sharing Plan")

                                            Profit Sharing        Group Term Life
                Name                            Plan            Insurance Premiums
                ----                            ----            ------------------
                T. Eugene McBride              $1,700               $1,525
                M. L. Fontenot                  1,700                1,645
                William S. Shropshire, Jr.      1,700                  315
                Stephen J. Dauer                1,700                1,053
                H. L. Lunsford, III             1,700                  727

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options granted in fiscal 2000.

                                                                                                               Potential
                                                                                                          Realizable Value at
                                    Number of                                                               Assumed Annual
                                   Securities        Percent of                                             Rates of Stock
                                   Underlying      Total Options/                                          Price Appreciation
                                    Options/       SAR's Granted                                           for Option Term(2)
                                      SAR's         to Employees        Exercise or        Expiration    -----------------------
Name                               Granted (1)     in Fiscal Year       Base Price            Date           5%           10%
----                               -----------     --------------       ----------            ----       ---------    ----------
T. Eugene McBride                      15,000           9.4  %            $1.00              11/6/09     $   9,450    $   23,850
                                        7,500           8.0                2.00              11/6/09         9,450        23,925
                                        5,000          19.2                3.00              11/6/09         9,450        23,900

M. L. Fontenot                         12,000           7.5                1.00              11/6/09         7,560        19,080
                                        6,000           6.4                2.00              11/6/09         7,560        19,140
                                        3,000          11.5                3.00              11/6/09         5,670        14,340

William S. Shropshire, Jr.             10,000           6.2                1.00              11/6/09         6,300        15,900
                                        5,000           5.3                2.00              11/6/09         6,300        15,950
                                        3,000          11.5                3.00              11/6/09         5,670        14,340

Stephen J. Dauer                        7,000           4.4                1.00              11/6/09         4,410        11,130
                                        4,000           4.3                2.00              11/6/09         5,040        12,760
                                        2,000           7.7                3.00              11/6/09         3,780         9,560

H. L. Lunsford, III                     8,000           5.0                1.00              11/6/09         5,040        12,720
                                        4,000           4.3                2.00              11/6/09         5,040        12,760
                                        2,000           7.7                3.00              11/6/09         3,780         9,560

------------------

(1) These options are exercisable after one year based on matrix of time and growth of profitability of the Company. Minimum vesting is 25% per year.
(2) In accordance with Securities and Exchange Commission rules, the Company has calculated the potential realizable value of the options set forth in this table. Our use of these values should not be viewed as an endorsement of their accuracy in predicting actual future rates of return. All of the Company's outstanding options will be canceled under the Plan, if confirmed by the Bankruptcy Court.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information as to options exercised by the Named Executive Officers during fiscal 2000. The numbers and value of the unexercised options held by the Named Executive Officers are also set forth in the following table. None of the Named Executive Officers has held or exercised separate stock appreciation rights ("SAR's").

                                                               Number of Securities Underlying            Value of Unexercised
                                                                Unexercised Options at Fiscal        In-the-Money Options at Fiscal
                                   Shares                                 Year End                             Year End
                                  Acquired       Value        -----------------------------     --------------------------------
Named Executive Officer          on Exercise    Realized      Exercisable     Unexercisable     Exercisable        Unexercisable
-----------------------          -----------    --------      -----------     -------------     -----------        -------------
T. Eugene McBride                   --        $     --           62,289           56,625          $      --         $      --

M. L. Fontenot                      --              --           20,250           60,750                 --                --

William S. Shropshire, Jr.          --              --           35,500           27,500                 --                --

Stephen J. Dauer                    --              --           18,161           16,150                 --                --

H. L. Lunsford, III                 --              --           21,900           26,100                 --                --


EMPLOYMENT AGREEMENTS

         In June 1999, the Company entered into change of control agreements and non-competition, severance and employment agreements with certain key managers, including Messrs. McBride, Fontenot and Shropshire. These agreements had been recommended by the Board's compensation committee to insure management continuity and stability. The agreements were similar for all managers. Each change of control agreement (which has a rolling three-year term) provides that if the manager is no longer employed by the Company after a change of control, he is entitled to receive an amount equal to three times his annual compensation at the time of termination. Each non-competition, severance and employment agreement provides that the manager is entitled to receive severance upon termination without just cause for the remainder of the agreement's two-year term (or, in the case of Mr. McBride, three-year term) or six months, whichever is greater.

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company or Texmaco designees are entitled to receive an annual fee of $12,000 in cash and $4,000 worth of common stock, plus $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. In addition, those directors who serve as a chairman of a committee receive a $2,000 retainer and those directors who serve on a committee receive a $1,000 retainer. Directors who are employed by the Company receive no directors' fees. All directors are reimbursed for their expenses incurred in attending meetings.

         As of the date hereof, the 1992 Stock Plan provides for automatic grants of non-qualified stock options to directors who have not served as an officer or employee of the Company or any subsidiary or affiliate, or any person beneficially owning five percent or more of the Common Stock of the Company ("Outside Directors"). Options to purchase 5,000 shares of Common Stock are automatically granted to Outside Directors upon their initial election to the Board of Directors. In addition, options to purchase 2,000 shares of Common Stock are automatically granted to each Outside Director upon his reelection to the Board of Directors if such director has served as such for at least one year prior to reelection. The exercise price of such options is equal to the fair market value of the Common Stock on the date of election. The term of such options is ten years, and they are exercisable immediately after the date of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors of the Company is currently comprised of L. R. Jalenak, Jr., Julius Lasnick, and James P. Casey. None of the above mentioned persons has at any time been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served during fiscal year 2000 as a member of the compensation committee or as a director of any entity of which any of the Company's directors serves as an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 8, 2000, there were 13,388,556 shares of Common Stock outstanding. The following table sets forth, as of December 8, 2000, the beneficial ownership of each current director, each of the executive officers named therein, the executive officers and directors as a group, and each shareholder known to management of the Company to own beneficially more than 5% of the outstanding Common Stock. Unless otherwise indicated, the Company believes that the beneficial owner set forth in the table has sole voting and investment power.

            Name of                               Amount and Nature of           Percent of
       Beneficial Owner                      Beneficial Ownership (1)(2)            Class
-------------------------------------------------------------------------------------------
T. Eugene McBride                                       274,415                      1.7%
M.L. Chip Fontenot                                       24,000                        *
William S. Shropshire, Jr.                               75,200                        *
Mark A. Cabral                                           22,700                        *
Stephen J. Dauer                                        134,337(3)                   1.0%
Sheldon R. Habinsky                                          --                        *
Paul L. Hallock                                         174,001(4)                   1.3%
Harry M. Harden                                          12,150                        *
Hunter Lee Lunsford, III                                 59,400                        *
Jerry W. Miller                                          43,357                        *
Michael L. Lohafer                                          ---                        *
Thomas J. Albani                                          5,000                        *
James P. Casey                                            5,000                        *
John D. Howard                                            8,588                        *
L.R. Jalenak, Jr.                                        51,340                        *
Julius Lasnick                                           31,107                        *
P. Manohar                                                   --(5)                     *
Ravi Shankar                                                 --(5)                     *
Marimutu Sinivisan                                           --(6)                     *
Texmaco                                               3,000,000(7)                  22.4%
Directors and executive officers as a group             923,595                      6.9%
      (18 persons)

-------------------
*        Less than one percent.

(1) Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), shares of Common Stock subject to options held by directors and executive officers of the Company that are exercisable within 60 days of the date hereof are deemed outstanding for the purpose of computing such director's or executive officer's beneficial ownership and the beneficial ownership of all executive officers and directors as a group.

(2) Includes shares of Common Stock issuable upon exercise of options granted pursuant to the 1992 Stock Option Plan held by the individual in the following amount: Mr. McBride, 43,414; Mr. Fontenot, 6,000; Mr. Shropshire, 58,000; Mr. Cabral, 22,500; Mr. Dauer, 34,311; Mr. Miller, 40,857; Mr. Lunsford, 48,000; Mr. Harden, 12,150; Mr. Albani, 5,000;
         Mr. Casey, 5,000; Mr. Howard, 7,000; Mr. Jalenak, 11,000; Mr. Lasnick, 13,267; and directors and executive officers as a group, 306,499.

(3)      Includes 300 shares of Common Stock owned by Mr. Dauer's spouse.

(4)      Includes 24,000 shares owned by Mr. Hallock's children.

(5) Excludes shares held by Texmaco that may be deemed to be beneficially owned because such person is a Texmaco designee to the Company's Board of Directors pursuant to the Texmaco Agreement.

(6) Excludes shares held by Texmaco that may be deemed to be beneficially owned because such person is a controlling person of Texmaco.

(7) Address: Sentra Mulia Suite 1008, 10th Floor, JI. H.R. Resuna Said Kav. X-6 No. 8, Jakarta-12540 Indonesia.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Texmaco

         Texmaco is a Hong Kong corporation under common control with P.T. Polysindo Eka Perkasa and PT Texmaco Jaya. Texmaco is a vertically integrated polyester chemical and textile manufacturer based in Jakarta, Indonesia. The mailing address and telephone number of the principal executive office of Texmaco are Sentra Mulia Suite 1008, 10th Floor, JI. H.R. Resuna Said Kav. X-6 No. 8, Jakarta - 12540 Indonesia, 0-11-62-21-522-9390. Marimutu Sinivisan is a controlling person of Texmaco.

         On April 8, 1997, Texmaco acquired from certain shareholders of the Company 3.0 million shares or approximately 22.8% of the outstanding Common Stock. In connection with such purchase, Texmaco stated its intention to acquire additional shares of Common Stock so that it would own a majority of the Common Stock prior to November 5, 1998. On April 8, 1997, the Company and Texmaco entered into an agreement pursuant to which the Company and Texmaco made certain agreements, including:

         1. If Texmaco and its affiliates do not own more than 50% of the Company's outstanding Common Stock within 18 months following the Closing Date, Texmaco and its affiliates shall be prohibited from acquiring additional shares of Common Stock, except pursuant to certain specified exceptions, such as Texmaco's exercise of its preemptive rights, described below, and Texmaco's receipt of stock dividends from the Company.

         2. Texmaco shall have preemptive rights to acquire additional shares of Common Stock in the event the Company proposes to issue additional shares, except in certain specified events, such as (i) stock dividends, stock splits, recapitalizations, or other subdivisions of shares of Common Stock and (ii) issuances of shares of Common Stock or related options to employees, officers, and directors of, and consultants to, the Company pursuant to the Company's current stock incentive plan.

         3. Subject to certain limited exceptions set forth in the agreement, Texmaco and its affiliates shall not sell or otherwise transfer any shares of the Common Stock that they may own without first offering to sell such shares to the Company.

         4. Texmaco is entitled to designate three persons who are senior executive officers of Texmaco to serve on the Company's Board of Directors. However, if at any time Texmaco and its affiliates own less than 20% but at least 15% of the outstanding Common Stock, Texmaco shall be entitled to only two designees. If at any time Texmaco and its affiliates own less than 15% but at least 10% of the outstanding Common Stock, Texmaco shall be entitled to only one designee. If at any time Texmaco and its affiliates own less than 10% of the outstanding Common Stock, Texmaco shall not be entitled to any designees.

         5. Texmaco shall use its best efforts to ensure that the Company's Board of Directors has at all times four disinterested members, who shall be persons who are not affiliates of Texmaco and who are not Texmaco's designees to the Board of Directors.

         6. Any transaction between the Company and Texmaco or its affiliates shall be on terms no less favorable than those that would be obtained from unaffiliated parties in arm's length transactions, and any such transaction or series of related transactions that exceeds $1.0 million must be approved by a committee comprised of the Company's disinterested directors.

         7. Texmaco shall have the right to request that the Company effect registration under the Securities and Exchange Act of 1933, as amended (the "1933 Act"), of the shares owned by Texmaco and its affiliates, subject to certain conditions including, without limitation, the Company shall be obligated to effect no more than three such demand registrations under a Registration Statement on Form S-3 and no more than two such demand registrations under a Registration Statement on Form S-1. In the event that the Company proposes to register shares of its Common Stock under the 1933 Act, Texmaco shall have the right to request that shares of the Common Stock owned by it be included in such registration, subject to certain customary restrictions.

         Pursuant to the agreement, Texmaco has designated P. Manohar and Ravi Shankar as nominees to the Company's Board of Directors.

         Under the Plan, subject to Bankruptcy Court approval, the Company will reject the Texmaco Agreements pursuant to Section 365(a) of the Bankruptcy Code.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(l)   Financial Statements. See Item 8.
         (a)(2)   Supplemental Schedules Supporting Financial Statements.
                  See Item 8.
         (a)(3)   Exhibits. See Index to Exhibits, page 50.
         (b) The Company filed Current Reports on Form 8-K on August 31, 2000 and September 29, 2000, regarding the bankruptcy and proposed restructuring of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DYERSBURG CORPORATION



Date:  December 20, 2000             /s/ T. Eugene McBride
                                     -------------------------------------------
                                     T. Eugene McBride
                                     Chief Executive Officer
                                     (Principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 2000.

/s/ T. Eugene McBride                        /s/ Julius Lasnick
--------------------------------------       -----------------------------------
T. Eugene McBride                            Julius Lasnick
Chairman                                     Director
Chief Executive Officer
(Principal executive officer)

/s/ James P. Casey
--------------------------------------       -----------------------------------
James P. Casey                               P. Manohar
Director                                     Director

/s / M. L. Fontenot                          /s/ John D. Howard
--------------------------------------       -----------------------------------
M. L. Fontenot                               John D. Howard
President, Chief Operating Officer           Director
and Director

/s/ Thomas Albani
--------------------------------------       -----------------------------------
Thomas Albani                                Ravi Shankar
Director                                     Director

/s/ L. R. Jalenak, Jr.                       /s/ Paul L. Hallock
--------------------------------------       -----------------------------------
L. R. Jalenak, Jr.                           Paul L. Hallock
Director                                     Vice President - Finance and
                                             Assistant Secretary - Treasurer
                                             (Principal accounting officer)

/s/ William S. Shropshire, Jr.
--------------------------------------
William S. Shropshire, Jr.
Executive Vice President,
Chief Financial Officer
(Principal financial officer)

                                INDEX TO EXHIBITS

Exhibit
  No.          Description
--------       -----------------------------------------------------------------

  2.1 Stock Purchase Agreement, dated as of July 15, 1997, by and among Dyersburg Corporation, Alamac Sub Holdings, Inc., AIH Inc. and WestPoint Stevens Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 1997).

  3.1 Amended and Restated Charter of Dyersburg Corporation (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 1999).

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

  10.3+ Dyersburg Corporation 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(a).2 to the Registration Statement on Form S-1 (Registration No. 33-46331)), as amended, (incorporated by reference to Appendix A to Proxy Statement dated December 14,
               1995).

  10.4+ Dyersburg Fabrics Inc. Deferred Compensation Plan, as amended, (incorporated by reference to Appendix A to Proxy Statement dated December 14, 1995).

  10.5 Form of Registration Rights Agreement dated as of April 30, 1992 between the Company and each shareholder of the Company (incorporated by reference to Exhibit 10(k) to the Registration Statement on Form S-1 (Registration No. 33-46331)).

  10.6+ Dyersburg Corporation Non-qualified Stock Option Plan for Employees of Acquired Companies (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-8 (Registration No. 33-74350)), as amended, (incorporated by reference to Appendix A to Proxy Statement dated December 14,
               1995).

  10.7+ Amendment to Dyersburg Corporation 1992 Stock Incentive Plan (incorporated by reference to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 28, 1996).

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

  10.16+ Form of Employment Contracts with Senior Management (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

  10.17*+      Description of Dyersburg Corporation Executive Retention Plan

  10.18*       Post-Petition Loan and Security Agreement, dated September 25,
               2000.

  21*          Subsidiaries

  23*          Consent of Independent Auditors

  27*          Financial Data Schedule (for SEC use only)

*  Filed herewith

+  Management contract or plan