Form 10-Q
period 2000-12-30
DYERSBURG CORP
filed 2001-02-13
CIK 884999

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 30, 2000
                           Commission File No. 1-11126


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

                       Common Stock, Par Value $.01/Share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]      No  [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Title of each         Number of shares outstanding as of January 31, 2001
---------------------------  ---------------------------------------------------
Common Stock $.01 par value                        13,388,556

INDEX TO FORM 10-Q


DYERSBURG CORPORATION



PART I--FINANCIAL INFORMATION                                              PAGE
-----------------------------                                              ----

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Condensed Balance Sheets at
              December 30, 2000 and September 30, 2000........................3
        Consolidated Condensed Statements of Operations
              for the Three Months Ended December 30, 2000
              and January 1, 2000.............................................4
        Consolidated Condensed Statements of Cash
              Flows for the Three Months Ended
              December 30, 2000 and January 1, 2000...........................5
        Notes to Consolidated Condensed Financial
              Statements......................................................6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................13

PART II--OTHER INFORMATION

ITEM 3--DEFAULTS UPON SENIOR SECURITIES......................................18

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS......................18

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.....................................18

SIGNATURES...................................................................18

                              DYERSBURG CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              Debtor-In-Possession
                        (in thousands except share data)

                                                                 DECEMBER 30,    September 30,
                                                                     2000            2000
                                                                 ------------    ------------
ASSETS
Current assets:
    Cash ....................................................      $     141       $     167
    Accounts receivable, net of allowance for doubtful
       accounts of $2,888 at December 30, 2000 and $2,700 at
       September 30, 2000 ...................................         35,136          48,891
    Inventories .............................................         34,334          33,483
    Income taxes receivable .................................          1,354           1,354
    Prepaid expenses and other ..............................          2,691           2,535
                                                                   ---------       ---------
Total current assets ........................................         73,656          86,430

Property, plant and equipment, net ..........................        107,487         110,531
Goodwill, net ...............................................         85,920          86,624
Deferred debt costs, net ....................................            775           1,480
Assets held for sale and other ..............................          3,496           3,456
                                                                   ---------       ---------
                                                                   $ 271,334       $ 288,521
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
Current liabilities:
    Trade accounts payable ..................................      $   9,800       $  13,606
    Accrued expenses and other ..............................         11,053          10,691
    Current portion of long-term obligations ................         48,475          55,286
                                                                   ---------       ---------
Total current liabilities ...................................         69,328          79,583

Long-term obligations .......................................          7,900           7,900

Liabilities subject to compromise
   Senior subordinated notes ................................        125,000         125,000
   Accrued interest .........................................          7,062           7,062
Commitments and contingencies

Shareholders' equity:
    Preferred stock, authorized 5,000,000 shares; none issued
    Series A Preferred stock, authorized 200,000 shares; none
      issued
    Common stock, $.01 par value,
      Authorized 40,000,000 shares;
      Issued and outstanding 13,388,556 shares ..............            134             134
    Additional paid-in capital ..............................         42,828          42,828
    Retained earnings .......................................         19,814          26,746
    Accumulated other comprehensive loss ....................           (732)           (732)
                                                                   ---------       ---------
Total shareholders' equity ..................................         62,044          68,976
                                                                   ---------       ---------
                                                                   $ 271,334       $ 288,521
                                                                   =========       =========

See notes to consolidated financial statements.

                              DYERSBURG CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                              Debtor-In-Possession
                      (in thousands except per share data)


                                                     THREE MONTHS ENDED
                                               ------------------------------
                                                 DECEMBER 30,    January 1,
                                                     2000           2000
                                               ------------------------------
Net sales ...................................      $ 51,980       $ 68,349

Cost of sales ...............................        47,646         57,834
Selling, general and administrative expenses          7,679          6,251
Restructuring charges .......................             0              0

Interest and amortization of debt costs .....         2,175          4,857
                                                   --------       --------

Income (loss) before reorganization items and
   income taxes (benefit) ...................        (5,520)          (593)


Reorganization costs ........................         1,411             --
                                                   --------       --------
Income (loss) before income taxes ...........        (6,931)          (593)
Federal and state income taxes (benefit) ....            --             24
                                                   --------       --------
Net income (loss) ...........................      $ (6,931)      $   (617)
                                                   ========       ========

Weighted average shares outstanding:
   Basic ....................................        13,389         13,354
   Diluted ..................................        13,389         13,354
                                                   ========       ========

Basic and diluted earnings per share:
   Net Income (loss) ........................      $  (0.52)      $  (0.05)
                                                   ========       ========




See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                              Debtor-In-Possession
                                 (in thousands)

                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                    DECEMBER 30,   January 1,
                                                        2000          2000
                                                    ------------   ----------
OPERATING ACTIVITIES
Net income (loss) .............................      $ (6,931)      $  (617)
Adjustments to reconcile net cash provided by
    operating activities:
   Depreciation and amortization ..............         4,967         4,884
   Deferred income taxes ......................             0         1,352
   Changes in operating assets and liabilities:
   Accounts receivable ........................        13,755         2,922
   Inventories ................................          (852)       (4,991)
   Trade accounts payable and other current
    liabilities ...............................        (3,275)       (1,459)
   Other ......................................          (326)        6,963
                                                     --------       -------
Net cash provided by operating activities .....         7,338         9,054

INVESTING ACTIVITIES
Capital expenditures ..........................        (1,001)       (1,617)
Other - net ...................................           448           528
                                                     --------       -------
                                                         (553)       (1,089)

FINANCING ACTIVITIES
Net repayment of debt .........................        (5,536)       (7,241)
Other .........................................        (1,275)         (730)
                                                     --------       -------
Net cash used in financing activities .........        (6,811)       (7,971)
                                                     --------       -------

Net increase (decrease) in cash ...............           (26)           (6)
Cash at beginning of year .....................           167           158
                                                     --------       -------
Cash at end of year ...........................      $    141       $   152
                                                     ========       =======



See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

December 30, 2000

NOTE A--NATURE OF OPERATIONS AND BUSINESS CONDITION

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

BASIS OF PRESENTATION

         As described herein, the Company has submitted a plan for reorganization to the Bankruptcy Court. Management believes that the plan of reorganization, subject to approval of the Bankruptcy Court, along with cash provided by its credit facility and operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The proposed plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

REORGANIZATION COSTS

         Reorganization costs include legal and professional fees incurred and expenses related to a retention bonus plan.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 had no effect on earnings and the financial position of the Company as the Company had no derivative instruments at December 30, 2000, or October 1, 2000.

         The accompanying unaudited consolidated condensed financial statements include the accounts of Dyersburg Corporation ("Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Financial information as of September 30, 2000, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Due to seasonal patterns, the results for interim periods are not necessarily indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE B--INVENTORIES

                                            December 30,     September 30,
                                                2000             2000
                                            ------------------------------
                                                   (in thousands)

  Raw Materials .......................        $ 9,514          $10,076
  Work in Process .....................         10,152            9,769
  Finished Goods ......................         13,096           11,971
  Supplies and Other ..................          1,572            1,667
                                               -------          -------
                                               $34,334          $33,483
                                               =======          =======

NOTE C--LONG-TERM OBLIGATIONS

         In August 1997, the Company issued $125,000,000 principal amount of the Subordinated Notes. The Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to the prior payment in full of all senior indebtedness. The Subordinated Notes are guaranteed by all of the Company's subsidiaries (the "Guarantors"). Separate financial statements of the Guarantors are not included herein because: (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries; (b) the Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Subordinated Notes on a joint and several basis; (c) the Guarantors comprise all of the direct and indirect subsidiaries of the Company; and (d) management believes that such information is not material to investors.

         Effective August 17, 1999, the Company entered into a Credit Agreement, replacing its existing credit facility, consisting of a three-year $84,000,000 revolving line of credit (the "Revolver") and a three-year $26,000,000 term loan (the "Term Loan"). Borrowings under the Credit Agreement bear interest at either LIBOR plus a specified margin currently equal to 3.00% for the Revolver and 3.25% for the Term Loan, or, at the Company's option, bear interest at the lender's base rate plus a margin equal to 0.75%, for the Revolver and 1.25% for the Term Loan. The availability under the Revolver was limited at all times, through maturity, to a receivables and inventory borrowing base.

         The Company obtained the DIP Facility from the same lenders to replace the Company's Credit Agreement. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility provides for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Term loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.00% for LIBOR rate loans and at the base rate plus 1.00% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) 180 days from the entry by the Bankruptcy Court of the interim order approving the DIP Facility. The Company's obligations under the DIP Facility are secured by liens on substantially all of the Company's and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries.

         Actual interest expense and amortization of debt costs for the first fiscal quarter of 2001 was $2.2 million. Had the Company not filed for bankruptcy and interest continued to accrue on the Subordinated Notes then interest expense would have increased by approximately $3.0 million for the same period.

         As a result of the decline in revenues and cash flow, the Company was not in compliance with its cash flow covenant at December 30, 2000. The Company has entered into an amendment to the DIP Facility which waives the covenant defaults for the months ended December 30, 2000 and January 28, 2001. There can be no assurance that further amendments or waivers of future defaults can be obtained. The DIP Facility continues to be the Company's primary source of liquidity. The Company continues to access its DIP Facility and has not realized any reduction in its borrowing availability.

NOTE D -- EARNINGS PER SHARE

         The table below sets forth the computations of basic and diluted earnings per share:

                                                                          December 30,                  January 1,
                                                                              2000                        2000
                                                                        -------------------------------------------
                                                                       (in thousands except share and per share data)
Numerator for basic and diluted earnings per
   share--net loss ............................................          $         (6,931)          $         (617)

                                                                         ----------------           --------------

Denominator for basic and diluted earnings per share -- adjusted
   weighted average shares and assumed conversions ...............             13,388,556               13,353,814
                                                                         ================           ==============


Basic earnings per share ......................................          $          (0.52)          $        (0.05)
                                                                         ================           ==============

Diluted earnings per share ....................................          $          (0.52)          $        (0.05)
                                                                         ================           ==============


NOTE E -- PENSION

         The Company elected to freeze benefits under its salaried and hourly defined benefit pension plans as of December 31, 1999. This resulted in the recognition of a curtailment gain on the salary plan of approximately $1,700,000 in the quarter ended January 1, 2000. Also, in connection with the curtailment of the hourly plan, the Company recognized additional minimum pension liability of $456,000 (net of applicable taxes of $245,000). The additional minimum pension liability has been recorded as accumulated other comprehensive loss on the balance sheet at January 1, 2000.


NOTE F--COMPREHENSIVE LOSS

         The following table provides a reconciliation of net loss reported in the Company's consolidated condensed statements of operations to comprehensive loss:

                                                    Three Months Ended
                                               ----------------------------
                                               December 30,      January 1,
                                                   2000             2000
                                               ------------      ----------
                                                       (in thousands)
Net loss ..............................          $(6,931)          $  (617)
Other comprehensive loss:
   Additional minimum pension liability               --              (701)

   Tax effect .........................               --               245
                                                 -------           -------
   Net of tax .........................               --              (456)

Comprehensive loss ....................          $(6,931)          $(1,073)
                                                 =======           =======

NOTE G - RESTRUCTURING CHARGES

         During the third quarter of fiscal 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions is uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan include the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities, which were completed during the fourth quarter of fiscal 1999. Additionally, the plan resulted in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all employees had been terminated or notified of their impending termination.

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter of fiscal 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or were held for sale at January 1, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,641,000 at December 30, 2000. As a result of the restructuring, the Company has idle assets of approximately $1.9 million, which continue to be depreciated.

         On January 31, 2001, the Company exercised its right of first refusal on the purchase of two power plants adjacent to two of its textile manufacturing facilities. The Company simultaneously sold these plants to a third party generating net proceeds of approximately $3.5 million. Proceeds were applied to pay down the revolving line of credit under the DIP Facility and increase the borrowing availability under that facility. Additionally, one of the Company's subsidiaries, Alamac Knit Fabrics, Inc., has entered into an agreement to sell its facility in Hamilton, North Carolina. This facility has been closed since July 1999. The Company can offer no assurances that this anticipated transaction will be consummated on a timely basis, on terms favorable to the Company or at all. See - Cautionary Note Regarding Forward-Looking Information.

         The following is a summary of activity in the restructuring reserves for severance and related expenses (in thousands):

         June 1999 restructuring charge                      $  4,023
         Payments                                                (353)
                                                             --------
         Balance at July 3, 1999                                3,670
         Payments                                              (3,292)
         Additional severance recorded                            476
                                                             --------
         Balance at October 2, 1999                               854
         Payments                                                (457)
                                                             --------
         Balance at January 1, 2000                               397
         Payments                                                (129)
                                                             ---------
         Balance at April 1, 2000                                 268
         Payments                                                 (24)
                                                             --------
         Balance at July 1, 2000                                  244
         Payments                                                 (45)
         September 2000 severance recorded                        216
                                                             --------
         Balance at September 30, 2000                            415
         Payments                                                (257)
                                                             --------
         Balance at December 30, 2000                        $    158
                                                             ========


NOTE H -- REPORTING SEGMENT INFORMATION

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

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate recourses and assess performance. The CEO uses certain disaggregated financial information for the Company's primary knit fabric markets: textile and stretch fabrics. Sales for textile and stretch fabrics for the quarters ended December 30, 2000 and January 1, 2000 were $44.9 million and $6.6 million, and $56.7 million and $7.1 million, respectively. The Company has aggregated these two markets into a single reportable textile segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics such as average gross margin, and the product lines are similar in regards to nature of production processes, type of customers, and method used to distribute products. The Company's textile segment manufactures in U.S. plants and markets fabric through its sales offices, principally sold to customers in the U.S.

         The Company also has an apparel segment. The apparel segment purchases fabric, contracts for cutting, sewing and packaging from companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. The apparel segment has an equity investment in an apparel manufacturing joint venture in the Dominican Republic, which is not material at December 30, 2000. The Company holds a 50% equity position in the joint venture, and accordingly does not include net sales and other items of profit and loss in its Consolidated Statements of Operations or the following table.

                                                           Three Months Ended
                                                      -----------------------------
                                                      December 30,       January 1,
                                                          2000              2000
                                                      -----------        ----------
                                                             (in thousands)
Net Sales
                Textile .......................        $  51,468         $  63,886
                Apparel .......................              512             4,463
                                                       ---------         ---------
Consolidated net sales ........................        $  51,980         $  68,349
                                                       =========         =========

Operating income (loss)
               Textile ........................        $  (3,789)        $   5,798
               Apparel ........................             (262)             (818)

Amortization of goodwill ......................              705               716
Interest and amortization of debt costs .......            2,175             4,857
                                                       ---------         ---------
     Consolidated income (loss) before taxes ..        $  (6,931)        $    (593)
                                                       =========         =========

Depreciation:
               Textile ........................        $   3,953         $   3,775
               Apparel .........................              92                91
                                                       ---------         ---------
                                                       $   4,045         $   3,866
                                                       =========         =========

Capital Expenditures:
               Textile ........................        $   1,001         $   1,607
               Apparel ........................                0                10
                                                       ---------         ---------
                                                       $   1,001         $   1,617
                                                       =========         =========
Assets at end of period:
               Textile ........................        $ 175,145         $ 198,356
               Apparel ........................            2,848             9,986
               Assets not allocated to segments           93,341           105,257
                                                       ---------         ---------
                                                       $ 271,334         $ 313,599
                                                       =========         =========


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

         This report contains certain forward-looking statements within the meaning of the federal securities laws, all of which are intended to be covered by the safe harbors created thereby. These statements include all statements regarding the Company's intent, belief and expectations (such as statements concerning the Company's future operating and financial strategies and results) and any other statements that are not limited solely to historical fact. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, risks associated with the Company's approval of plans and activities by the Bankruptcy Court, including the proposed Plan; the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of its DIP Facility and to fund future growth; the Company's ability to sell properties which are currently subject to an agreement of sale; the Company's ability to comply with restrictive financial and operating conditions imposed by the terms of the Company's DIP Facility; the Company's ability to obtain a new credit facility after it emerges from bankruptcy; the availability of trade credit and terms from vendors; the ability of the Company to operate successfully under a Chapter

11 proceeding and achieve planned sales and margin; potential adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to attract, retain and compensate key executives and associates; competitive pressures which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the Company's products; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; potential adverse publicity; the Company's ability and success in achieving cost savings; potential adverse developments with respect to the cost and availability of raw materials and labor; risks associated with governmental regulation and trade policies; and potential adverse developments regarding product demand or mix. Moreover, although the Company believes that any assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate. Therefore, in light of these known and unknown risks and uncertainties, there can be no assurances that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company or any other person that the forward-looking statements included in this report will prove to be accurate. The Company undertakes no obligation to update any forward-looking statements contained in this report.

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

         The Company obtained the DIP Facility from the same lenders that financed the Company's Credit Agreement dated as of August 17, 1999. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility provides for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Term loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.00% for LIBOR rate loans and at the base rate plus 1.00% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) 180 days from the entry by the Bankruptcy Court of the interim order approving the DIP Facility. The Company's obligations under the DIP Facility are secured by liens on substantially all of the Company's and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries.

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

RESULTS OF OPERATIONS

         Net sales for the quarter ended December 30, 2000, decreased by 23.9% to $51.9 million versus $68.3 million for the same quarter of the prior year. Sales were negatively effected due to a weaker than expected retail environment. Gross margins for the quarter decreased to 8.3% versus 15.4% for the same period in fiscal 2000. Sales volume and gross margins were both negatively impacted by reduced order activity as customers reacted with caution to the Company's bankruptcy status.

         Selling, general and administrative expenses for the quarter were $7.7 million compared to $6.3 million for the same period of 2000. First quarter 2000 contained a one-time curtailment gain of approximately $1.6 million stemming from consolidation of employee benefit plans.

         Interest expense in the first quarter of fiscal 2001 was reduced to $2.2 million compared to $4.9 million in the previous year due to curtailment of interest on the Subordinated Notes. Although the Company had a loss before taxes, no income tax benefit was recorded for the quarter as the Company is in a loss carry-forward position.

         Net loss for the quarter ended December 30, 2000 was $6.9 million, or $0.52 per share, versus net loss of $0.6 million, or $0.05 per share, for the same period in fiscal 2000. Earnings per share are the same whether calculated on a basic or diluted basis. The weighted average number of shares outstanding for the quarter was approximately 13,389,000.

         During the third quarter of fiscal 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions is uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan included the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities which were completed during the fourth quarter of fiscal 1999. Additionally, the plan resulted in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all employees had been terminated or notified of their impending termination.

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. Assets that are no longer in use have been sold or were held for sale at December 30, 2000 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal sources and outside agents. Assets held for sale were $2,641,000 at December 30, 2000. As a result of the restructuring, the Company has idle assets of $1.9 million, which continue to be depreciated.

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

         As a result of the decline in revenues and cash flow, the Company was not in compliance with its cash flow covenant at December 30, 2000. The Company has entered into an amendment to the DIP Facility which waives the covenant defaults for the months ended December 30, 2000 and January 28, 2001. The DIP Facility continues to be the Company's primary source of liquidity. The Company continues to access its DIP Facility and has not realized any reduction in its borrowing availability.

         On January 31, 2001, the Company exercised its right of first refusal on the purchase of two power plants adjacent to two of its textile manufacturing facilities. The Company simultaneously sold these plants to a third party generating net proceeds of approximately $3.5 million. Proceeds were applied to pay down the revolving line of credit under the DIP Facility and increase the borrowing availability under that facility. Additionally, one of the Company's subsidiaries, Alamac Knit Fabrics, Inc., has entered into an agreement to sell its facility in Hamilton, North Carolina. This facility has been closed since July 1999. The Company can offer no assurance that this anticipated transaction will be consummated on a timely basis, on terms favorable to the Company or at all. See - Cautionary Note Regarding Forward-Looking Information.

         Management believes that cash generated from operations, borrowings available under a new credit facility, if obtained, trade credit and proceeds from the potential sale of some of its equipment and properties, will be sufficient to meet the Company's working capital needs from the time it emerges from bankruptcy through the end of fiscal 2001. Any adverse developments with respect to any of the foregoing could materially adversely affect the Company's liquidity. In such an event, the Company would seek alternative sources of liquidity, but there can be no assurance that any such sources would be available to the Company. Accordingly, there can be no assurance that the Company will generate sufficient liquidity after it emerges from bankruptcy. See -- Cautionary Note Regarding Forward-Looking Information.

         Working capital at December 30, 2000, was $4.3 million versus $6.8 million at September 30, 2000. The current ratio at December 30, 2000 was 1.1:1, equaling September 30, 2000's current ratio. The Company's debt-to-capital ratio was 75.2% at December 30, 2000 compared to 73.9% at September 30, 2000.

         Net receivables of $35.1 million at December 30, 2000, decreased from $48.9 million at September 30, 2000, due to reduced sales levels. Inventories increased to $34.3 million at the end of the first quarter of fiscal 2001 from $33.4 million at the end of the fourth quarter of fiscal 2000.

         Capital expenditures for the three months ended December 30, 2000, were $1.0 million versus $1.6 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $5 million in fiscal 2001.

         Based on the borrowing base computation within the DIP Facility, the amount of additional borrowing available at December 30, 2000, was approximately $6.4 million. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

PART II--OTHER INFORMATION

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

         The Company commenced the Chapter 11 Cases on September 25, 2000. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on the Subordinated Notes. The Plan proposed by the Company involves a debt conversion of the Subordinated Notes into newly issued common equity of the reorganized Company and the PIK Note.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Plan of reorganization proposed by the Debtors was submitted to a vote of the class 4 claimants, holders of the Subordinated Notes, and the class 8 claimants, holders of the Company's existing common stock. The ballots were due to be cast by 5:00 p.m. on December 7, 2000. Both classes of voters accepted the Plan. Of the votes cast from holders of the Subordinated Notes, 58 ballots totaling 85,559,000 in amount voted to accept the Plan and 2 ballots totaling 20,000 in amount voted to reject the Plan. Of the votes cast from common stock interests, 343 ballots totaling 3,093,938 in amount voted to accept the Plan and 34 ballots totaling 105,487 in amount voted to reject the Plan. No ballots cast abstained or withheld a vote.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

      (a)(1)  Exhibits:
              10.19   Material Contract
                      (a) Second Amendment to Post Petition Loan and Security
                          Agreement among Dyersburg Corporation and its Lenders dated February 12, 2001.

      (b) The Corporation did not file any reports on Form 8-K during the three months ended December 30, 2000.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2001                             /s/ William S. Shropshire, Jr.
                                          --------------------------------------
                                          William S. Shropshire, Jr.
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Secretary and Treasurer