Form 10-Q
period 2001-03-31
DYERSBURG CORP
filed 2001-05-14
CIK 884999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

      Title of each            Number of shares outstanding as of April 30, 2001
---------------------------    -------------------------------------------------
Common Stock $.01 par value                        13,388,556

INDEX TO FORM 10-Q

DYERSBURG CORPORATION

                                                                                                             PAGE
                                                                                                             ----
PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Condensed Balance Sheets at
              March 31, 2001 and September 30, 2000 ......................................................     3
        Consolidated Condensed Statements
              for the Three Months Ended March 31, 2001
              and April 1, 2000; Six Months Ended
              March 31, 2001 and April 1, 2000 ...........................................................     4
        Consolidated Condensed Statements of Cash
              Flows for the Six Months Ended
              March 31, 2001 and April 1, 2000 ...........................................................     5
        Notes to Consolidated Condensed Financial
              Statements .................................................................................     6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................................................    13

PART II--OTHER INFORMATION

ITEM 3--DEFAULTS UPON SENIOR SECURITIES ..................................................................    18

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS ..................................................    18

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K .................................................................    18

SIGNATURES ...............................................................................................    18

                              DYERSBURG CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              Debtor-In-Possession
                        (in thousands except share data)

                                                                               MARCH 31,       SEPTEMBER 30,
                                                                                 2001              2000
                                                                               ---------       -------------
ASSETS
Current assets:
    Cash .............................................................         $     157         $     167
      Accounts receivable, net of allowance for doubtful
       accounts of $2,561 at March 31, 2001 and $2,700 at
       September 30, 2000 ............................................            40,288            48,891
    Inventories ......................................................            34,600            33,483
    Income taxes receivable ..........................................               167             1,354
    Prepaid expenses and other .......................................             2,788             2,535
                                                                               ---------         ---------
Total current assets .................................................            78,000            86,430

Property, plant and equipment, net ...................................           102,963           110,531
Goodwill, net ........................................................            85,215            86,624
Deferred debt costs, net .............................................                82             1,480
Assets held for sale and other .......................................             1,723             3,456
                                                                               ---------         ---------
                                                                               $ 267,983         $ 288,521
                                                                               =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise
Current liabilities:
    Trade accounts payable ...........................................         $  12,800         $  13,606
    Accrued expenses and other .......................................            11,913            10,691
    Current portion of long-term obligations .........................            47,256            55,286
                                                                               ---------         ---------
Total current liabilities ............................................            71,969            79,583

Long-term obligations ................................................             7,900             7,900

Liabilities subject to compromise
   Senior subordinated notes .........................................           125,000           125,000
   Accrued interest ..................................................             7,062             7,062
Commitments and contingencies ........................................                --                --

Shareholders' equity:
    Preferred stock, authorized 5,000,000 shares; none issued
    Series A Preferred stock, authorized 200,000 shares; none
       issued
    Common stock, $.01 par value,
       Authorized 40,000,000 shares;
       Issued and outstanding 13,388,556 shares ......................               134               134
    Additional paid-in capital .......................................            42,828            42,828
    Retained earnings ................................................            13,822            26,746
    Accumulated other comprehensive loss .............................              (732)             (732)
                                                                               ---------         ---------
Total shareholders' equity ...........................................            56,052            68,976
                                                                               ---------         ---------
                                                                               $ 267,983         $ 288,521
                                                                               =========         =========

See notes to consolidated financial statements.

                              DYERSBURG CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                              Debtor-In-Possession
                      (in thousands except per share data)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                ----------------------------         ----------------------------
                                                                MARCH 31,           APRIL 1,          MARCH 31,           APRIL 1,
                                                                  2001                2000              2001               2000
                                                                ---------          ---------         ---------          ---------
Net Sales .............................................         $ 58,694           $ 78,724          $ 110,674          $ 147,073

Costs and expenses:

Cost of sales .........................................           57,204             70,519            104,850            128,353

Selling, general and
    administrative ....................................            6,591              9,062             14,270             15,313

Restructuring charges .................................              692                 --                692                 --

Net (gain) loss on sale of assets .....................           (3,130)                --             (3,130)                --
Interest and amortization of
    debt costs ........................................            1,998              4,868              4,173              9,725
                                                                --------           --------          ---------          ---------

Income (loss) before reorganization
   items and income taxes (benefit) ...................           (4,661)            (5,725)           (10,181)            (6,318)

Reorganization costs ..................................            1,160                 --              2,571                 --
                                                                --------           --------          ---------          ---------
Income (loss) before income taxes .....................           (5,821)            (5,725)           (12,752)            (6,318)
Federal and state income
   taxes (benefit) ....................................              171             (1,697)               171             (1,673)
                                                                --------           --------          ---------          ---------
Net income (loss) .....................................         $ (5,992)          $ (4,028)         $ (12,923)         $  (4,645)
                                                                ========           ========          =========          =========

Weighted average shares
outstanding:
    Basic .............................................           13,389             13,383             13,389             13,368
    Diluted ...........................................           13,389             13,383             13,389             13,368
                                                                ========           ========          =========          =========

Basic and diluted earnings per share:
    Net income (loss) .................................         $  (0.45)          $  (0.30)         $   (0.97)         $   (0.35)
                                                                ========           ========          =========          =========

See notes to consolidated condensed financial statements.

                              DYERSBURG CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                              Debtor-In-Possession
                                 (in thousands)

                                                                           SIX MONTHS ENDED
                                                                     ----------------------------
                                                                     MARCH 31,           APRIL 1,
                                                                       2001                2000
                                                                     ---------          ---------
OPERATING ACTIVITIES
Net income (loss) ..........................................         $ (12,923)         $  (4,645)
Adjustments to reconcile net cash provided by
    operating activities:
    Depreciation and amortization ..........................            10,287             10,536
    Deferred income taxes ..................................              (207)            (1,463)
    Changes in operating assets and liabilities:
    Accounts receivable ....................................             8,604             (3,089)
    Inventories ............................................            (1,117)           (10,211)
    Trade accounts payable .................................              (275)             4,936
    Gain on sale of assets .................................            (3,130)               191
    Other ..................................................             1,830              7,967
                                                                     ---------          ---------
Net cash provided by operating activities ..................             3,069              4,222

INVESTING ACTIVITIES
    Capital expenditures ...................................            (1,387)            (3,796)
    Proceeds from sale of assets ...........................             5,519                352
    Other ..................................................               819                907
                                                                     ---------          ---------
Net cash used in investing activities ......................             4,951             (2,537)


FINANCING ACTIVITIES
   Net repayment of debt ...................................            (8,030)              (244)
   Other ...................................................                --             (1,268)
                                                                     ---------          ---------
Net cash used in financing activities ......................            (8,030)            (1,512)
                                                                     ---------          ---------

Net increase (decrease) in cash ............................               (10)               173
Cash at beginning of year ..................................               167                158
                                                                     ---------          ---------
Cash at end of year ........................................         $     157          $     331
                                                                     =========          =========

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DYERSBURG CORPORATION

March 31, 2001

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

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization that has been voted upon by creditors and equity holders and remains subject to approval by the Bankruptcy Court. However, the Bankruptcy Court entered an order allowing the Company to pay all pre-petition trade debt, which amounts have substantially been paid in full. Although the Debtors have filed a reorganization plan that provides for emergence from bankruptcy in fiscal 2001, there can be no assurance that the reorganization plan or plans proposed by the Debtors will be confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated.

         The plan of reorganization proposed by the Debtors was submitted to a vote of the class 4 claimants, holders of the Subordinated Notes, and the class 8 claimants, holders of the Company's existing common stock. Both classes of voters accepted the plan, but it remains subject to confirmation.

         A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan proposed by the Company involves a debt conversion of the Company's pre-petition 9 3/4% Subordinated Notes due 2007 (the "Subordinated Notes") into newly issued common equity of the reorganized Company and a $15.0 million Senior Subordinated Payment-in-Kind Note with an interest rate of 13% per annum and a term of seven years (the "PIK Note"). Under the plan, the existing common stock of the Company would be cancelled and the holders of our currently outstanding common stock would receive two series of warrants to acquire up to 15% of the new common stock on a fully-diluted basis. The exercise price of the Series A Warrants would be $10.39 per share and would be exercisable for 5% of the new common stock. The exercise price of the Series B Warrants (together with the Series A Warrants, the "Warrants") would be $12.38 per share and would be exercisable for 10% of the new common stock. The Warrants expire five years after the date of issuance. Accordingly, the Company believes the outstanding common stock is highly speculative, and it may have no value.

         Prior to the bankruptcy filing, the Company did not make the $6,093,750 interest payment due September 1, 2000 under the terms of the Company's 9.75% Senior Subordinated Notes due September 1, 2000. The Company is in possession of its properties and assets, and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $80 million debtor-in-possession credit facility in place (the "DIP Facility").

         The Company has filed various motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. The Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) the ability to pay vendors and other providers in the ordinary course for goods and services provided to the Company, and (iii) the extension of time to assume or reject leases or executory contracts. The Company intends to reject the Shareholders' Agreement dated April 8, 1997, between the Company and PT Texmaco Jaya, and the Agreement dated April 8, 1997, among Polysindo Hong Kong Limited and the Company (the "Texmaco Agreements") pursuant to Section 365(a) of the Bankruptcy Code. The Company also intends to reject its 1992 Stock Incentive Plan and its Non-Qualified Stock Option Plan for Employees of Acquired Companies.

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

         The Company's recent losses and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its financing agreements, (ii) obtain new financing (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations.

BASIS OF PRESENTATION

         As described herein, the Company has submitted a plan for reorganization to the Bankruptcy Court. Management believes that the proposed plan of reorganization, subject to approval of the Bankruptcy Court, along with cash provided by its credit facility and operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The proposed plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 had no effect on earnings and the financial position of the Company as the Company had no derivative instruments at March 31, 2001, or September 30, 2000.

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

REORGANIZATION COSTS

         Reorganization costs include legal and professional fees incurred and expenses related to a retention bonus plan.

NOTE B--INVENTORIES

                                                      MARCH 31,       SEPTEMBER 30,
                                                        2001              2000
                                                      --------        -------------
                                                            (in thousands)
Raw Materials ...............................         $  8,492          $ 10,076
Work in Process .............................            9,656             9,869
Finished Goods ..............................           14,829            11,971
Supplies and Other ..........................            1,623             1,667
                                                      --------          --------

                                                      $ 34,600          $ 33,483
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

         The Company obtained the DIP Facility from the same lenders to replace the Company's Credit Agreement. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility originally provided for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Scheduled principal payments have reduced the term loan to $20.1 million at March 31, 2001. Amendments to the DIP Facility have reduced the revolving loan facility to a maximum of $60.0 million. Term loans bear interest at the LIBOR rate plus 4.00% for LIBOR rate loans and at the base rate plus 2.00% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) June 25, 2001. The Company's obligations under the DIP Facility are secured by liens on substantially all of the Company's and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries.

         As a result of the decline in revenues and cash flow, the Company was not in compliance with its cash flow covenant at March 31, 2001. The Company has entered into an amendment to the DIP Facility, which delayed the implementation of financial covenants until and for the months ended April 28 and May 26, 2001, and increased the interest rate by 0.50%. There can be no assurance of future compliance or that further amendments or waivers of future defaults can be obtained. The DIP Facility continues to be the Company's primary source of liquidity. The Company continues to access liquidity from its DIP Facility and has not realized any significant change in its borrowing availability.

         Actual interest expense and amortization of debt costs for the second fiscal quarter of 2001 was $2.0 million. Had the Company not filed for bankruptcy and interest continued to accrue on the Subordinated Notes then interest expense would have increased by approximately $3.0 million for the same period.

NOTE D--EARNINGS PER SHARE

         The table below sets forth the computations of basic and diluted earnings per share:

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             -------------------------------       -------------------------------
                                                               MARCH 31,          APRIL  1,          MARCH 31,          APRIL 1,
                                                                 2001               2000               2001               2000
                                                             ------------       ------------       ------------       ------------
                                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator for basic and diluted
earnings per share--net loss ..........................      $     (5,992)      $     (4,028)      $    (12,923)      $     (4,645)

Denominator for basic and diluted
earnings per share--adjusted
weighted average shares and
assumed conversions ...................................        13,388,556         13,382,929         13,388,556         13,368,372
                                                             ============       ============       ============       ============

Basic earnings per share ..............................      $      (0.45)      $      (0.30)      $      (0.97)      $      (0.35)
                                                             ============       ============       ============       ============

Diluted earnings per share ............................      $      (0.45)      $      (0.30)      $      (0.97)      $      (0.35)
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

NOTE F--COMPREHENSIVE LOSS

         The following table provides a reconciliation of net loss reported in the Company's consolidated condensed statements of operations to comprehensive loss:

         The table below sets forth the computations of basic and diluted earnings per share:

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                ----------------------------          ----------------------------
                                                                MARCH 31,          APRIL 1,           MARCH 31,           APRIL 1,
                                                                   2001              2000               2001                2000
                                                                ---------          ---------          ---------          ---------
                                                                                         (IN THOUSANDS)
Net loss ..............................................         $  (5,992)         $  (4,028)         $ (12,923)         $  (4,645)
Other comprehensive loss:
   Additional minimum pension liability ...............                --                 --                 --               (701)

   Tax effect .........................................                --                 --                 --                245
                                                                ---------          ---------          ---------          ---------
   Net of tax .........................................                --                 --                 --               (456)
Comprehensive loss ....................................         $  (5,992)         $  (4,028)         $ (12,923)         $  (5,101)
                                                                =========          =========          =========          =========

NOTE G--RESTRUCTURING CHARGES

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

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter of fiscal 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. The Company recorded $692,000 in restructuring charges during the second quarter of fiscal 2001. These charges were for severance related expense allocated to terminated employees. Assets that are no longer in use have been sold or were held for sale at March 31, 2001 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         On January 31, 2001, the Company exercised its right of first refusal on the purchase of two power plants adjacent to two of its textile manufacturing facilities. The Company simultaneously sold these plants to a third party generating net proceeds of approximately $3.5 million. Additionally, one of the Company's subsidiaries, Alamac Knit Fabrics, Inc., sold its facility in Hamilton, North Carolina on February 28, 2001, generating net proceeds of approximately $2,144,000. This facility has been closed since July 1999. Proceeds from both transactions were applied to pay down the revolving line of credit under the DIP Facility.

         The Company is actively marketing the assets held for sale through the use of internal resources and outside agents. The estimated fair value of assets held for sale was $312,000 at March 31, 2001. As a result of the restructuring, the Company has idle assets of approximately $513,000, which continue to be depreciated. In addition, the Company continues to actively seek cost savings and review its equipment and properties to determine whether it is appropriate to effect further asset sales. It is anticipated that proceeds from any further asset sales will be used to pay down amounts outstanding under the DIP Facility.

         The following is a summary of activity in the restructuring reserves for severance and related expenses (in thousands):

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               ------------------------        ------------------------
                                                               MARCH 31,       APRIL 1,        MARCH 31,       APRIL 1,
                                                                 2001            2000            2001            2000
                                                               ---------       --------        ---------       --------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at beginning of period ........................         $  158          $  397          $  415          $  854

Additional severance recorded .........................            692              --             692              --

Payments ..............................................           (496)           (129)           (753)           (586)

Balance at end of period ..............................         $  354          $  268          $  354          $  268
                                                                ======          ======          ======          ======

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

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's primary knit fabric markets: textile and stretch fabrics. Sales for textile and stretch fabrics for the quarters ended March 31, 2001 and April 1, 2000 were $52.2 million and $6.2 million, and $63.6 million and $8.8 million, respectively. The Company has aggregated these two markets into a single reportable textile segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics such as average gross margin, and the product lines are similar in regards to nature of production processes, type of customers, and method used to distribute products. The Company's textile segment manufactures in U.S. plants and markets fabric through its sales offices, principally sold to customers in the U.S.

         The Company also has an apparel segment. The apparel segment purchases fabric, contracts for cutting, sewing and packaging from companies in the U.S. and Mexico, and markets the finished apparel to customers in the U.S. The apparel segment has an equity investment in an apparel manufacturing joint venture in the Dominican Republic, which is not material at March 31, 2001. The Company holds a 50% equity position in the joint venture, and accordingly does not include net sales and other items of profit and loss in its Consolidated Statements of Operations or the following table.

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           ----------------------------          ----------------------------
                                                           MARCH 31,           APRIL 1,          MARCH 31,           APRIL 1,
                                                              2001               2000               2001               2000
                                                           ---------          ---------          ---------          ---------
                                                                                     (IN THOUSANDS)
Net Sales
         Textile .................................         $  58,364          $  72,384          $ 109,832          $ 136,270
         Apparel .................................               330              6,340                842             10,803
                                                           ---------          ---------          ---------          ---------
Consolidated net sales ...........................         $  58,694          $  78,724          $ 110,674          $ 147,073

Operating income (loss)
         Textile .................................         $  (2,500)         $   1,991          $  (6,289)         $   7,789
         Apparel .................................              (618)            (2,133)              (880)            (2,951)

Amortization of goodwill .........................               705                715              1,410              1,431
Interest and amortization of debt
   costs .........................................             1,998              4,868              4,173              9,725
                                                           ---------          ---------          ---------          ---------
   Consolidated income (loss)
    before taxes .................................         $  (5,821)         $  (5,725)         $ (12,752)         $  (6,318)
                                                           =========          =========          =========          =========

Depreciation
         Textile .................................         $   4,389          $   4,000          $   8,342          $   7,775
         Apparel .................................                91                 92                183                183
                                                           ---------          ---------          ---------          ---------
                                                           $   4,480          $   4,092          $   8,525          $   7,958

Capital Expenditures
         Textile .................................         $     386          $   2,179          $   1,387          $   3,786
         Apparel .................................                --                 --                 --                 10
                                                           ---------          ---------          ---------          ---------
                                                           $     386          $   2,179          $   1,387          $   3,796

Assets at end of period
         Textile .................................         $ 176,141          $ 206,867          $ 176,141          $ 206,867
         Apparel .................................             2,832              9,986              2,832              9,986
         Assets not allocated to
           segments ..............................            89,010            101,533             89,010            101,533
                                                           ---------          ---------          ---------          ---------
                                                           $ 267,983          $ 318,386          $ 267,983          $ 318,386
                                                           =========          =========          =========          =========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

         This report contains certain forward-looking statements within the meaning of the federal securities laws, all of which are intended to be covered by the safe harbors created thereby. These statements include all statements regarding the Company's intent, belief and expectations (such as statements concerning the Company's future operating and financial strategies and results) and any other statements that are not limited solely to historical fact. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, risks associated with the Company's ability to obtain a new credit facility upon the expiration of the DIP Facility; the Company's approval of plans and activities by the Bankruptcy Court, including the proposed plan; the ability of the Company to continue as a going concern; the ability of the Company to operate pursuant to the terms of its DIP Facility or its anticipated exit facility and to fund future operations; the Company's ability to achieve cost savings and sell properties which are held for disposal; the Company's ability to comply with restrictive financial and operating conditions imposed by the terms of the Company's DIP Facility; the availability of trade credit and terms from vendors; the ability of the Company to operate successfully under a Chapter 11 proceeding and achieve planned sales and margin; potential adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to attract, retain and compensate key executives and associates; competitive pressures which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect consumer confidence and consumer demand for the Company's products; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific goods; the ability of the Company to attract and retain customers; potential adverse publicity; the Company's ability and success in achieving cost savings and identify additional equipment and properties for sale; potential adverse developments with respect to the cost and availability of raw materials and labor; risks associated with governmental regulation and trade policies; and potential adverse developments regarding product demand or mix. Moreover, although the Company believes that any assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate. Therefore, in light of these known and unknown risks and uncertainties, there can be no assurances that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company or any other person that the forward-looking statements included in this report will prove to be accurate. The Company undertakes no obligation to update any forward-looking statements contained in this report.

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

Proceedings Under Chapter 11 of the Bankruptcy Code

         Although the Debtors expect to emerge from bankruptcy in the third quarter of fiscal 2001, there can be no assurance that a plan proposed by the Debtors will be confirmed by the Bankruptcy Court, or that any such plan will be consummated. See - Cautionary Note Regarding Forward-Looking Information. As provided by the Bankruptcy Code, a plan of reorganization must be confirmed by the Bankruptcy Court. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. The plan proposed by the Company involves a debt conversion of the Company's pre-petition Subordinated Notes into newly issued common equity of the reorganized Company and the PIK Note. Under such circumstances the existing common stock of the Company would be cancelled and the holders of our currently outstanding common stock would receive the Warrants to acquire up to fifteen (15%) percent of the new common stock on a fully-diluted basis at exercise prices of $10.29 and $12.38 per share respectively. Accordingly, the Company believes the outstanding common stock is highly speculative, and may have no value.

         The plan of reorganization proposed by the Debtors was submitted to a vote of the class 4 claimants, holders of the Subordinated Notes, and the class 8 claimants, holders of the Company's existing common stock. Both classes of voters accepted the plan, but it remains subject to confirmation.

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

         The Company obtained the DIP Facility from the same lenders that financed the Company's Credit Agreement dated as of August 17, 1999. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility originally provided for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Scheduled principal payments have reduced the term loan to $20.1 million at March 31, 2001. Amendments to the DIP Facility have reduced the revolving loan facility to a maximum of $60.0 million. Term loans bear interest at the LIBOR rate plus 4.00% for LIBOR rate loans and at the base rate plus 2.00% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) June 25, 2001. The Company's obligations under the DIP Facility are secured by liens on substantially all of the Company's and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries.

         The Company has filed various motions in the Chapter 11 Cases whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganizational efforts. The Company has obtained orders providing for, among other things, (i) implementation of employee retention and incentive programs, (ii) the ability to pay vendors and other providers in the ordinary course for goods and services provided to the Company, and (iii) the extension of time to assume or reject leases or executory contracts. The Company intends to reject the Texmaco Agreements pursuant to Section 365(a) of the Bankruptcy Code. The Company also intends to reject its 1992 Stock Incentive Plan and its Non-Qualified Stock Option Plan for Employees of Acquired Companies.

RESULTS OF OPERATIONS

         Net sales for the quarter ended March 31, 2001, decreased by 25.4% to $58.7 million versus $78.7 million for the same quarter of the prior year. Net sales for the six months ended March 31, 2001 were $110.7 as compared to $147.1 for the same period in fiscal 2000. Sales were adversely affected by a weaker than expected retail environment. Gross margins for the quarter decreased to 2.5% versus 10.4% for the same period in fiscal 2000. Sales volume and gross margins were both negatively impacted by reduced order activity as customers reacted with caution to the Company's bankruptcy status.

         Selling, general and administrative expenses for the six months ended March 31, 2001 were $14.3 as compared to $15.3 for the six months ended April 1, 2001. Selling, general and administrative expenses for the quarter were $6.6 million compared to $9.1 million for the same period of 2000. Second quarter 2001 contained $3.1 million of net gain from the power plant sale and sale of Hamilton.

         Interest expense in the second quarter of fiscal 2001 was reduced to $2.0 million compared to $4.9 million in the previous year due to curtailment of interest on the Subordinated Notes. Although the Company had a loss before taxes, no income tax benefit was recorded for the quarter as the Company is in a loss carry-forward position. There was a tax expense recorded of $117,000 in the second quarter of fiscal 2001 that related to income earned in prior periods. This amount represents the reconciliation of actual tax return filings to amounts previously accrued.

         Net loss for the quarter ended March 31, 2001 was $6.0 million, or $0.45 per share, versus net loss of $4.0 million, or $0.30 per share, for the same period in fiscal 2000. Earnings per share are the same whether calculated on a basic or diluted basis. The weighted average number of shares outstanding for the quarter was approximately 13,389,000. Net loss for the six months ended March 31, 2001 was $12.9 million as compared to a net loss of $4.6 million.

         During the third quarter of fiscal 1999, the Company implemented a reorganization plan related to its textile business. The textile business had been running at less than full capacity due to the domestic circular knit industry experiencing excess supply and low-priced garment imports from Asia. The duration of these market conditions is uncertain. In response to these business conditions, the Company decided to reduce its U.S. manufacturing capacity. The major elements of the reorganization plan included the closing of the Company's facility in Hamilton, North Carolina and the elimination of yarn spinning operations at the Company's Trenton, Tennessee facilities which were completed during the fourth quarter of fiscal 1999. Additionally, the plan resulted in the reduction of approximately 500 hourly and salaried employees, with severance benefits being paid over periods up to twelve months from the termination date. At October 2, 1999 substantially all of these employees had been terminated or notified of their impending termination.

         The cost of the reorganization was reflected as a restructuring charge, before income taxes, of $10,993,000, recorded in the third quarter 1999, increased by $585,000 during the fourth quarter. The components of the charge included $4,499,000 for severance and related fringe benefits and $7,079,000 for the write-down of impaired fixed assets. The Company recorded $692,000 in restructuring charges during the second quarter of fiscal 2001. These charges were for severance related expense allocated to terminated employees. Assets that are no longer in use have been sold or were held for sale at March 31, 2001 and were written down to their estimated fair values less costs of sale based primarily on independent appraisals.

         The Company is actively marketing the assets held for sale through the use of internal resources and outside agents. The estimated fair value of assets held for sale was $312,000 at March 31, 2001. As a result of the restructuring, the Company has idle assets of $513,000 million, which continue to be depreciated. In addition, the Company continues to actively review its equipment and properties to determine whether it is appropriate to effect further asset sales. It is anticipated that proceeds from any further asset sales will be used to pay down amounts outstanding under the DIP Facility.

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

         The Company obtained the DIP Facility from the same lenders to replace the Credit Agreement. The Bankruptcy Court approved the DIP Facility on an interim basis on September 25, 2000 and on a final basis on October 13, 2000. The DIP Facility originally provided for a term loan facility in an aggregate principal amount of $23.0 million, and a revolving loan facility in the aggregate principal amount of $74.0 million under a borrowing base formula. Scheduled principal payments have reduced the term loan to $20.1 million at March 31, 2001. Amendments to the DIP Facility have reduced the revolving loan facility to a maximum of $60.0 million. Term loans bear interest at the LIBOR rate plus 4.00% for LIBOR rate loans and at the base rate plus 2.00% for base rate loans. Revolving loans bear interest at the LIBOR rate plus 3.50% for LIBOR rate loans and at the base rate plus 1.50% for base rate loans. The DIP Facility expires on the earlier of (a) the substantial confirmation of the Company's restructuring or (b) June 25, 2001. The Company's obligations under the DIP Facility are secured by liens on substantially all of its and its subsidiaries assets and a pledge of the shares of all of the Company's subsidiaries.

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

         The Company is in the process of seeking a new credit facility to replace the DIP Facility, once the Company emerges from bankruptcy. The Company intends to use the anticipated replacement facility to repay outstanding borrowings under the Credit Agreement and the DIP Facility, as well as for working capital requirements. The Company believes its obligations under any new credit facility will be fully secured by liens on substantially all of the assets of the Company and its subsidiaries and a pledge of the shares of all of the Company's subsidiaries. There can be no assurance that the Company will be able to enter into a new credit facility on favorable terms, or at all. See - Cautionary Note Regarding Forward-Looking Information.

         As a result of the decline in revenues and cash flow, the Company was not in compliance with its cash flow covenant at March 31, 2001. The Company has entered into an amendment to the DIP Facility, which delayed the implementation of financial covenants until and for the months ended April 28 and May 26, 2001, and increased the interest rate by 0.50%. There can be no assurance of future compliance or that further amendments or waivers of future defaults can be obtained. The DIP Facility continues to be the Company's primary source of liquidity. The Company continues to access its liquidity from its DIP Facility and has not realized any significant change in its borrowing availability.

         On January 31, 2001, the Company exercised its right of first refusal on the purchase of two power plants adjacent to two of its textile manufacturing facilities. The Company simultaneously sold these plants to a third party generating net proceeds of approximately $3.5 million. Additionally, one of the Company's subsidiaries, Alamac Knit Fabrics, Inc., has sold its facility in Hamilton, North Carolina on February 28, 2001, generating $2,144,000 in net proceeds. This facility had been closed since July 1999. Proceeds from both transactions were applied to pay down the revolving line of credit under the DIP Facility and increase the borrowing availability under that facility. The Company continues to actively review its equipment and properties to determine if it is appropriate to effect further sales of these assets. It is anticipated that proceeds from any asset sales will be used to pay down the revolving line of credit under the DIP Facility. See - Cautionary Note Regarding Forward-Looking Information.

         Management believes that cash generated from operations, borrowings available under a new credit facility, if obtained, trade credit and proceeds from the potential sale of some of its equipment and properties, will be sufficient to meet the Company's working capital needs from the time it emerges from bankruptcy through the end of fiscal 2001. Any adverse developments with respect to any of the foregoing could materially adversely affect the Company's liquidity. In such an event, the Company would seek alternative sources of liquidity, but there can be no assurance that any such sources would be available to the Company. Accordingly, there can be no assurance that the Company will generate sufficient liquidity after it emerges from bankruptcy. The Company continues to actively review its equipment and properties to determine if it is appropriate to effect further sales of its assets. It is anticipated that proceeds from any asset sales will be used to pay down the revolving line of credit under the DIP Facility. See -- Cautionary Note Regarding Forward-Looking Information.

         Working capital at March 31, 2001, was $5.8 million versus $6.8 million at September 30, 2000. The current ratio at March 31, 2001 was 1.1:1, equaling September 30, 2000's current ratio. The Company's debt-to-capital ratio was 75.2% at March 31, 2001 compared to 73.9% at September 30, 2000.

         Net receivables of $40.3 million at March 31, 2001, decreased from $48.9 million at September 30, 2000, due to reduced sales levels. Inventories increased to $34.6 million at the end of the second quarter of fiscal 2001 from $33.4 million at the end of the fourth quarter of fiscal 2000.

         Capital expenditures for the three months ended March 31, 2001, were $0.4 million versus $1.6 million for the same period in the prior year. Cash outlays for capital spending are anticipated to approximate $5 million in fiscal 2001.

         Based on the borrowing base computation within the DIP Facility, the amount of additional borrowing available at March 31, 2001, was approximately $11.4 million, subject to applicable reserves. The Company believes that cash flow from operations and the existing revolving credit facility will be sufficient to meet operating needs and fund the capital spending program.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the three months ended March 31, 2001.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

         (a) (1)  Exhibits:

                  10.19    Material Contract

                           (a) Third Amendment to Post Petition Loan and Security Agreement among Dyersburg Corporation and its Lenders dated April 2, 2001.

         (b) The Corporation did not file any reports on Form 8-K during the three months ended March 31, 2001.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 2001                           /s/ William S. Shropshire, Jr.
                                    ----------------------------------------
                                           William S. Shropshire, Jr.
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer